Form 10QSB
period 2005-09-16
JMG Exploration, Inc.
filed 2005-09-16
CIK 1299967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
or
[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________ to__________

Commission File Number 001-32438

JMG Exploration, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-1373949 (I.R.S. Employer Identification No.)

1401 17th Street, Ste. 650 Denver, CO 80202 (Address of principal executive offices)

(303) 308-1330
(Issuer's telephone number)

n/a

 (Former name, former address and former fiscal year, if changed since last report)

            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

As of September 15, 2005 4,657,805 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes	No X

	TABLE OF CONTENTS
PART I.	FINANCIAL INFORMATION	PAGE
Item 1.	Financial Statements:
	Consolidated Balance Sheets as at June 30, 2005 (unaudited) and December 31, 2004	3
	Consolidated Statements of Operations and Deficit for the three months and six months ended June 30, 2005, and for the period from the date of incorporation on July 16, 2004 to June 30, 2005	4
	Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2005, and for the period from the date of incorporation on July 16, 2004 to June 30, 2005	5
	Consolidated Statements of Changes in Stockholders’ Equity for the period from the date of incorporation on July 16, 2004 to June 30, 2005	6
	Consolidated Statement of Comprehensive Loss	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis or Plan of Operation	13
Item 3.	Controls and Procedures	21
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits and Reports of Form 8-K	22
	Signatures	23

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited financial statements have been prepared by JMG Exploration, Inc, (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.

These consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2004 included in the Company’s registration statement filed July 26, 2005.

JMG Exploration, Inc.

A Development Stage Enterprise

CONSOLIDATED BALANCE SHEETS

 (In United States Dollars)

(unaudited)

As at

	June 30, 2005	December 31, 2004
	$	$
ASSETS
Current
Cash and cash equivalents	2,344,769	5,040,800
Accounts receivable	388,740	-
Loan receivable [note 2]	-	1,539,205
Prepaid expenses and deposits	241,631	104,887
	2,975,140	6,684,892

Other assets	132,500	50,000
Property and equipment [notes 3 and 5] – unproved properties, not subject to depletion	7,438,895	1,694,157
	10,546,535	8,429,049
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	2,951,770	78,616
Dividends payable	195,000	196,603
Due to JED Oil Inc. [note 5]	663,248	376,855
Due to related party [note 5]	-	4,164
	3,810,018	656,238

Asset retirement obligation [note 7]	36,801	-
	3,846,819	656,238
Stockholders’ equity
Share capital
Common stock - $.001 par value; 25,000,000 shares authorized; 250,000 shares issued and outstanding at June 30, 2005 and December 31, 2004 [note 8]	250	250
Preferred stock - $.001 par value; 10,000,000 shares authorized; 1,950,000 shares issued and outstanding at June 30, 2005 and December 31, 2004 [note 8]	1,950	1,950
Additional paid-in capital	8,790,025	8,790,025
Share purchase warrants	4,875	4,875
Deficit accumulated during the development stage	(2,097,482)	(1,024,289)
Accumulated other comprehensive earnings	98	-
	6,699,716	7,772,811
	10,546,535	8,429,049

The accompanying notes are an integral part of these financial statements.

JMG Exploration, Inc.

A Development Stage Enterprise

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

 (In United States Dollars)

(unaudited)

	For the three month period ended June 30, 2005	For the six month period ended June 30, 2005	For the period from the date of incorporation on July 16, 2004 to June 30, 2005
	$	$	$

Revenue
Oil and Gas Revenues	7,500	7,500	7,500
Less royalties	(861)	(861)	(861)
	6,639	6,639	6,639

Interest	43,681	117,004	181,634
	50,320	123,643	188,273

Expenses
Production	10,953	10,953	10,953
General and administrative [note 5]	251,404	507,746	793,806
Exploration	162,284	162,284	162,284
Depletion, depreciation and accretion [notes 3 and 7]	93,140	127,456	607,158
	517,781	808,439	1,574,201

Net loss for the period	(467,461)	(684,796)	(1,385,928)
Less: cumulative preferred dividends	(195,000)	(388,397)	(711,554)
Net loss applicable to common shareholders	(662,461)	(1,073,193)	(2,097,482)

Deficit, beginning of period	(1,435,021)	(1,024,289)	-

Deficit, end of period	(2,097,482)	(2,097,482)	(2,097,482)
Basic weighted average shares outstanding	250,000	250,000	250,000

Net loss for the period per share, basic and diluted [note 6]	(2.65)	(4.29)	(8.39)

The accompanying notes are an integral part of these financial statements.

JMG Exploration, Inc.

A Development Stage Enterprise

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In United States Dollars)

(unaudited)

	For the three month period ended June 30, 2005	For the six month period ended June 30, 2005	For the period from the date of incorporation on July 16, 2004 to June 30, 2005
	$	$	$
OPERATIONS
Net loss for the period	(467,461)	(684,796)	(1,385,928)
Adjustments to reconcile net loss to cash flows from operating activities:
Exploration	162,284	162,284	162,284
Depletion and depreciation and accretion	93,140	127,456	607,158
Other changes:
Increase in accounts receivable	(162,288)	(95,634)	(95,634)
Increase in prepaid expenses and deposits	(108,332)	(136,744)	(241,631)
Decrease (increase) in accounts payable and accrued liabilities	(4,337)	3,041	(191,959)
Decrease (increase) in due to JED Oil Inc.	(101,147)	286,393	663,248
Decrease in due to related party	(14,856)	(4,164)	-
Decrease (increase) in accrued interest on loan receivable	(15,815)	16,683	(15,815)
Cash used in operating activities	(618,812)	(325,481)	(498,277)

INVESTING
Repayment (advance) of loan receivable	-	750,000	(750,000)
Proceeds on disposition of property	391,249	391,249	391,249
Exploration	(162,284)	(162,284)	(162,284)
Purchase of property and equipment	(586,269)	(2,875,155)	(4,785,417)
Increase in other assets	(7,500)	(82,500)	(132,500)
Cash used in investing activities	(364,804)	(1,978,690)	(5,438,952)

FINANCING
Issue of common shares	-	-	1,000,000
Issue of preferred shares, net of issue costs	-	-	7,797,100
Preferred share dividends	(195,000)	(390,000)	(516,554)
Cash provided by(used in) financing activities	(195,000)	(390,000)	8,280,546
Effect of foreign exchange on cash and cash equivalents	1,444	(1,860)	1,452
Net (decrease) increase in cash	(1,177,172)	(2,696,031)	2,344,769
Cash and cash equivalents, beginning of period	3,521,941	5,040,800	-
Cash and cash equivalents, end of period	2,344,769	2,344,769	2,344,769

The accompanying notes are an integral part of these financial statements.

JMG Exploration, Inc.

A Development Stage Enterprise

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In United States Dollars)

(unaudited)

For the period from the date of incorporation on July 16, 2004 to June 30, 2005

	Shares	Capital Stock	Additional Paid-in Capital	Total
	#	$	$	$

Common stock, $.001 par value:
Balance at beginning of period	—	—	—	—
Issuance of common stock, August 31, 2004	250,000	250	999,750	1,000,000
Balance at December 31, 2004 and June 30, 2005	250,000	250	999,750	1,000,000

Preferred stock, $.001 par value:
Balance at beginning of period	—	—	—	—
Issued for cash pursuant to a private placement	1,950,000	1,950	7,798,050	7,800,000
Share issue costs	—	—	(2,900)	(2,900)
Portion of proceeds attributed to share purchase warrants	—	—	(4,875)	(4,875)
Balance at December 31, 2004 and June 30, 2005	1,950,000	1,950	7,790,275	7,792,225

Share purchase warrants:
Balance at beginning of period	—	—	—	—
Share purchase warrants, issued at various dates from July 27, 2004 to August 26, 2004	487,500	—	—	4,875
Balance at December 31, 2004 and June 30, 2005	487,500	—	—	4,875

Deficit:
Balance at beginning of period	—	—	—	—
Net loss for the period to December 31, 2004	—	—	—	(701,132)
Preferred share dividends	—	—	—	(323,157)
Balance at December 31, 2004	—	—	—	(1,024,289)
Net loss for the six-month period ended June 30, 2005	—	—	—	(684,796)
Preferred share dividends	—	—	—	(388,397)
Balance at June 30, 2005				(2,097,482)

The accompanying notes are an integral part of these financial statements.

JMG Exploration, Inc.

A Development Stage Enterprise

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In United States Dollars)

(unaudited)

	For the three month period ended June 30, 2005	For the six month period ended June 30, 2005
	$	$

Net loss for the period	(467,461)	(684,796)

Other comprehensive income:
Foreign exchange translation adjustment	98	98
Comprehensive loss for the period	(467,363)	(684,698)

The accompanying notes are an integral part of these financial statements.

JMG Exploration, Inc.

A Development Stage Enterprise

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In United States Dollars)

(unaudited)

June 30, 2005

1. INCORPORATION AND NATURE OF OPERATIONS

These interim consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods, on a basis that is consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the summary of significant accounting policies and notes thereto included in the Company’s audited financial statements for the period from the date of incorporation on July 16, 2004 to December 31, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.

JMG Exploration, Inc. (“JMG” or the “Company”) is an independent energy company that explores for, develops and produces natural gas, crude oil and natural gas liquids in Canada and the United States. Currently, all the Company’s proved reserves are located in the United States.

The Company’s future financial condition and results of operations will depend upon prices received for its oil and natural gas production and the costs of finding, acquiring, developing and producing reserves.  Prices for oil and natural gas are subject to fluctuations in response to change in supply, market uncertainty and a variety of other factors beyond the Company’s control.  These factors include worldwide political instability, the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels.

JMG was incorporated with nominal share capital under the laws of the State of Nevada on July 16, 2004 and commenced operations in August 2004.

Comparative interim financial statements have not been provided as the Company came into inception on July 16, 2004.

2.  LOAN RECEIVABLE

On November 8, 2004, the Company entered into a Promissory Note with an unrelated industry partner (the “Borrower”), whereby the Company loaned the Borrower a total of $1,500,000. The terms of the loan agreement called for interest calculated at a rate of 18% per annum, and a fixed and specific charge on all the assets of the Borrower was provided as collateral.  The Promissory Note was repayable in two installments; the first for $750,000 plus accrued interest of $81,750 was paid on February 22, 2005 and the second, for the entire remaining balance and all accrued and unpaid interest thereon, was due on April 30, 2005.

Effective May 1, 2005 the outstanding principal amount of the loan plus accrued interest was settled by the Company in exchange forthe Borrower’s interest in certain exploration and development lands in Wyoming and Utah. In connection with the settlement agreement, the Company also granted the borrower an option to reacquire an undivided 50% interest in these lands for a payment of $391,249. The option was exercised on June 28, 2005. In conjunction with the settlement agreement, the Company’s previous commitment to spend $1,600,000 on drilling and completion of wells on these lands by November 7, 2005 has been eliminated.

3.  PROPERTY AND EQUIPMENT

During the three and six month periods ended June 30, 2005, the Company recorded impairment provisions related to its oil properties of $81,395 and $109,704.  No depletion has been recorded in the period pending commencement of commercial production.

In May 2005, the Company terminated the Fiddler Creek agreement and abandoned any further plans for development under the agreement. Accordingly, the Company has recorded an impairment charge in the amount of $163,800 in the second quarter of 2005.

In June 2005, the Company sold equipment from the Cut Bank area to a third party.  This equipment had been previously written off as an impairment charge.  This created a net recovery of $82,404.

All of the above amounts have been included in depletion and depreciation expense in the accompanying statements of operations.

June 30, 2005

                                  December 31, 2004

	Cost $	Accumulated depletion, depreciation and accretion $	Net book value $	Net book value $
Petroleum and natural gas properties	7,816,651	580,346	7,236,305	1,581,206
Other assets	227,106	24,516	202,590	112,951
	8,043,757	604,862	7,438,895	1,694,157

4.  SHARE CAPITAL

Stock options

The Company has a stock option plan under which employees; directors and consultants are eligible to receive grants.  As of June 30, 2005, 387,750 shares were reserved for issuance under the plan.  Options granted under the plan generally have a term of five years to expiry and vest entirely when issued for directors and vest as to one-third on each of the first, second and third anniversaries of the grant date for employees and consultants.  The exercise price of each option equals the market value of the Company’s common stock on the date of grant, being April 5, 2005. The following summarizes information concerning outstanding and exercisable stock options as of June 30, 2005:

	Number of options	Weighted average exercise price $
Outstanding as at December 31, 2004	260,000	4.00
Granted	387,750	5.00
Cancelled	(260,000)	4.00
Options outstanding as at June 30, 2005	387,750	5.00
Exercisable as at June 30, 2005	220,000	5.00

Pro forma disclosure

The Company does not record compensation expense when stock options are issued to employees.  Had compensation expense been determined based on the fair value of the options granted, net loss and net loss per share would have been increased to the pro forma amounts as indicated below:

Three months ended

Six months ended

June 30,2005	As reported $	Pro Forma $	As reported $	Pro Forma $
Net loss	(467,461)	(486,161)	(684,796)	(703,496)
Net loss per share, basic and diluted	(2.65)	(2.80)	(4.29)	(4.37)

The weighted average fair value of stock option grants in the period in the amount of $1.04 was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate (%)	4.3
Expected life (years)	5.0
Expected volatility (%)	10
Expected dividend yield (%)	Nil
Vesting period (years)	0 to 3

During the three and six month periods ending June 30, 2005, the Company was a private company and accordingly the expected volatility of the Company’s stock for options granted during has been set at a nominal amount of 10%.

5.  RELATED PARTY TRANSACTIONS

During 2004, the Company entered into a technical services agreement with JED Oil Inc. (“JED”), a company that owns all of the common shares of the Company.  Under the Agreement, JED provides all required personnel, office space and equipment, at standard industry rates for similar services.  Transactions during the three and six month periods ended June 30, 2005 were as follows:

a.

JED paid on behalf of the Company a total of $391,352 and $295,509 respectively for the three and six month periods ending June 30, 2005, for general and administrative services and capital related expenditures. All of which remains unpaid at June 30, 2005; and

b.

In consideration for the assignment of JED’s interests in certain oil and gas properties, JED charged the Company for drilling and other costs related to those properties in the amount of $nil and $85,085 for the three and six month periods ending June 30, 2005,  all of which remains unpaid at June 30, 2005.

The above amounts are included in the $663,248 Due to JED Oil Inc. in the accompanying balance sheet as at June 30, 2005, together with amounts from December 31, 2004, which remain unpaid.

General and administrative expenses for the six months ended June 30, 2005 includes $35,329 ($17,917 for the three month period ended June 30, 2005) paid to the Chief Financial Officer of the Company for consulting services related to the preparation of the Company’s registration statement.

6.  PER SHARE AMOUNTS

For the three and six month periods ended June 30, 2005 the weighted average number of common shares outstanding was 250,000. All of the Company’s outstanding stock options and warrants currently have an anitdilutive effect on per common share amounts.  These stock options and warrants could be dilutive in future periods.

As at August 3, 2005 the Company had the following equity instruments outstanding (see Note 8):

Shares #
Common Stock
Issued and outstanding at June 30, 2005	250,000
Issued on the closing of the initial public offering on August 3, 2005	2,185,000
Common stock issued upon conversion of preferred stock on August 3, 2005	1,950,000
Total common stock	4,385,000
Warrants to acquire common stock
Issued on the closing of the initial public offering on August 3, 2005, exercisable at $5.00 per share	2,185,000
Warrants issued and outstanding at June 30, 2005, exercisable at $6 per share	487,500
Warrants issued upon conversion of preferred stock on august 3, 2005, exercisable at $4.25 per share	1,950,000
Total warrants	4,622,500

7.  ASSET RETIREMENT OBLIGATIONS

The Company follows SFAS No 143. “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with a corresponding increase in the carrying amount of the associated asset.  The cost of the tangible asset, including the initially recognized ARO, is depleted such that the cost of the ARO is recognized over the useful life of the asset.  The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.  The fair value of the ARO is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate.  The Company’s asset retirement obligations primarily relate to the plugging and abandonment of wells and facilities on petroleum and natural gas properties.

As at June 30, 2005, the estimated present value of the Company’s asset retirement obligation was $36,035 based on estimated future cash requirements of $72,000, determined using a credit adjusted risk free interest rate of 8.0% over the economic life of the properties, an inflation rate of 1.7%, and an estimated life until repayment of 5-10 years. Accretion of $766 was recorded for the quarter ending June 30, 2005.

8.  SUBSEQUENT EVENTS

On August 3, 2005, the Company’s registration statement was declared effective by the Securities and Exchange Commission to register 2,185,000 units offered at $5.10 per unit to the stockholders of record of JED Oil Inc. as of February 1, 2005, and thereafter, to the extent not fully subscribed by the shareholders of JED, to the public.  Each unit consists of one share of common stock and one common stock purchase warrant to acquire one share of common stock for $5.00 per share for a period of one year from the date of the prospectus. The units will not trade separately. Accordingly, the Company has registered 4,370,000 shares of common stock underlying the 2,185,000 units of common stock, including 570,000 shares of common stock underlying the 285,000 units subject to the underwriter’s over allotment. The Company has also registered 2,185,000 warrants underlying the units.  Upon the closing of the initial public offering on August 3, 2005, the Company issued 2,185,000 shares of common stock at a price of $5.00 and 2,185,000 warrants at a price of $0.10 for gross proceeds of $11,143,500. The common stock and warrants underlying the units were listed and are trading separately.

The registration statement also registered the resale by the preferred stockholders of 1,950,000 shares of common stock. In August 2005 all holders of preferred stock converted their preferred stock into common stock and a warrant to acquire common stock. The Company has also registered these 1,950,000 warrants to acquire common stock at $4.25 per share; and 487,500 warrants to acquire common stock for $6 per share.

Item 2.  Management's Discussion and Analysis or Plan of Operations

           This quarterly report includes forward-looking statements. All statements other than statements of historical facts contained herein, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "should," "plan," "expect" and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in "Risk Factors" and elsewhere in this report.

        Other sections of this report may include additional factors, which could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

        We undertake no obligation to update publicly or revise any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events or performance. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

        You should read the following discussion in conjunction with our unaudited financial statements and the notes thereto and other financial information appearing elsewhere in this document.

Overview

JMG Exploration, Inc. was incorporated under the laws of the State of Nevada on July 16, 2004. We explore for oil and natural gas in the United States and Canada.  In August 2004, we completed two private placements totaling $8.8 million and have commenced exploration activities. We have made direct property acquisitions and will be developing the oil and natural gas properties of others under arrangements in which we will finance the cost of exploration drilling in exchange for interests in the oil or natural gas revenue generated by the properties. Such arrangements are commonly referred to as farm-ins to us, or farm-outs by the property owners to us.

Upon the closing of the initial public offering on August 3, 2005, the Company issued 2,185,000 shares of common stock at a price of $5.00 and 2,185,000 warrants at a price of $0.10 for gross proceeds of $11,143,500. (See subsequent events).

Other than our executive officers, we have no operating personnel and have entered into a technical services agreement with JED Oil Inc. to provide us office space and equipment and all required personnel, including drilling, field operations and related administrative services on an as needed basis. JED is considered an affiliate of ours because of its ownership interest in us and because two of our directors are directors of JED.

We entered into the 2nd Amended and Restated Agreement of Business Principles with JED and Enterra Energy Trust, effective August 1, 2004.   Under the agreement, JED and Enterra shall offer farm-outs to us of exploratory drilling prospects, and we shall offer farm-outs to JED of developed drilling prospects from Enterra and us.  The agreement contemplates that we will pursue exploratory drilling, JED will pursue development drilling, and Enterra will pursue developed and producing assets.  Under the agreement, if we accept a farm-in, we will pay all of the exploration drilling costs and will earn 70%, or a mutually agreeable percentage, of the interest in the producing zones of the wells we drill.  This arrangement provides us with exploration projects developed by JED and Enterra and not just those we identify independently.  Under our farm-outs to JED, JED will pay all of the drilling costs and will earn 70%, or a mutually agreeable percentage, of our interest in the producing zones of the wells drilled under the farm-out.  This arrangement provides us with the potential for a carried working interest in new wells for which we will have no costs.

This agreement also provides that Enterra has the right of first refusal to purchase our interests when we determine that we wish to sell.  The agreement provides that the price for our interest is to be the same consideration as offered under a bona fide third party offer, or if there is no such offer, as determined by an independent engineering report prepared by a mutually agreeable independent engineering firm.    We believe these arrangements will permit us to concentrate on our business plan of exploratory drilling, possibly provide a buyer for our interests as they are developed and permit further development drilling in which we may be able to retain a reduced interest at no additional cost to us.

Financial operations overview

Revenue       Our future revenue will principally be dependent upon our success in acquiring oil and natural gas reserves as a result of our exploration activities. Our ownership interest in the production from these properties will be measured in "barrels of oil equivalent" or "BOE" per day, a term that encompasses both oil and natural gas production.

Critical to our revenue stream from any production activities is the market price for crude oil and natural gas.  Commodity benchmark prices for crude oil and natural gas were as follows:

	June 30,	December 31,
	2005	2004	2003	2002
West Texas Intermediate grade crude oil, per barrel	$51.51	$41.10	$32.14	$29.38
NYMEX Natural Gas Index (per MCF)	$7.11	$4.16	$5.13	$4.37

Our realized price for any oil and natural gas production will be dependent upon the actual quality of the production which could result in a premium or discount to the above indices. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. If oil and natural gas prices decrease it could affect the overall valuation of the property reserves as well and we may be required to take write-downs of the carrying values of any interests we have in oil and natural gas properties.

We may use derivative financial instruments when we deem them appropriate to hedge exposure to changes in the prices of crude oil and natural gas and fluctuations in interest rates and foreign currency exchange rates.  JMG currently does not have any financial derivative contracts or fixed price contracts in place.

Royalty expense.    Royalty expense will be based on the percentage royalties calculated by applying the applicable royalty rate or formula.

Production expense.    Production costs will include operating costs associated with field activities.

General and administrative expense.    General and administrative expense relates to compensation and overhead for executive officers and fees for general operational and administrative services.  We have contracted out all field personnel and equipment necessary for exploration activities, and for related administrative functions. We expect that initially these costs as a percentage of revenue will be higher than desired due to recently commencing operations, but if production and revenue increase these costs should fall within industry ranges.

Depletion, depreciation and asset retirement obligation accretion expense.    We follow the successful-efforts method of accounting for oil and natural gas operations whereby we capitalize all costs relating to our acquisition of, exploration for and development of, oil and natural gas reserves. Our financial condition and results of operations will be sensitive to, and may be adversely affected by, a number of subjective or complex judgments relating to methods, assumptions or estimates required under the successful-efforts method of accounting concerning the effect of matters that are inherently uncertain.

With respect to asset retirement obligations we follow Financial Accounting Standards Board, or FASB, Statement No. 143 - "Accounting for Asset Retirement Obligations," whereby the fair value, which is the discounted future value of the future cash flows associated with the retirement of tangible long-lived assets, is recognized as a liability on the balance sheet when incurred. The associated asset retirement costs are capitalized as part of the current value of the long lived assets. The liability value accretes until we expect to settle the retirement obligation.

Preferred dividend.  In August 2004, we issued 1,950,000 shares of preferred stock, which pays a 10% annual dividend on a quarterly basis.  Quarterly dividends on this series of preferred stock amount to $195,000.   In August 2005 all holders of our preferred stock have converted to common stock following the effectiveness of our registration statement.  Dividends have been paid up to the date of conversion.

Critical accounting policies

Successful-efforts method of accounting

Our business is subject to special accounting rules that are unique to the oil and gas industry. There are two allowable methods of accounting for oil and gas business activities: the successful-efforts method and the full-cost method. Under the successful-efforts method, costs such as geological and geophysical, exploratory dry holes and delay rentals are expensed as incurred whereas under the full-cost method these types of charges are capitalized.

We retroactively adopted the successful-efforts method of accounting for our oil and natural gas properties.  Previously, we followed the full-cost method of accounting for our oil and natural gas properties. As no depletion was previously recorded under the full-cost method, no adjustments to our financial statements are required to reflect the change.

Under the successful-efforts method of accounting, all costs of property acquisitions and drilling of exploratory wells are initially capitalized.  If a well is unsuccessful, the capitalized costs of drilling the well, net of any salvage value, are charged to expense.  If a well finds oil and natural gas reserves that cannot be classified as proved within a year after discovery, the well is assumed to be impaired and the capitalized costs of drilling the well, net of any salvage value, are charged to expense.  The capitalized costs of unproven properties are periodically assessed to determine whether their value has been impaired below the capitalized cost, and if such impairment is indicated, a loss is recognized.  We consider such factors as exploratory results, future drilling plans and lease expiration terms when assessing unproved properties for impairment. For each field, an impairment provision is recorded whenever events or circumstances indicate that the carrying value of those properties may not be recoverable from estimated future net revenues.  The impairment provision is measured as the excess of carrying value over the fair value.  Fair value is defined as the present value of the estimated future net revenue from total proved and risked-adjusted probable and possible oil and gas reserves over the economic life of the reserves, based on year end oil and gas prices, consistent with price and cost assumptions used for acquisition evaluations.

Geological and geophysical costs and costs of retaining undeveloped properties are expensed as incurred.  Expenditures for maintenance and repairs are charged to expense, and renewals and betterments are capitalized.  Upon disposal, the asset and related accumulated depreciation and depletion are removed from the accounts, and any resulting gain or loss is reflected currently in income or loss.

Costs of development dry holes and proved leaseholds are depleted on the unit-of-production method using proved developed reserves on a field basis. The depreciation of capitalized production equipment, drilling costs and asset retirement obligations is based on the unit-of-production method using proved developed reserves on a field basis.

To economically evaluate our future proved oil and natural gas reserves, if any, independent engineers must make a number of assumptions, estimates and judgments that they believe to be reasonable based upon their expertise and professional guidelines. Were the independent engineers to use differing assumptions, estimates and judgments, then our financial condition and results of operations could be affected. We would have lower revenues in the event revised assumptions, estimates and judgments resulted in lower reserve estimates, since the depletion and depreciation rate would then be higher. A write-down of excess carrying value also might be required. Similarly, we would have higher revenues and net profits in the event the revised assumptions, estimates and judgments resulted in higher reserve estimates, since the depletion and depreciation rate would then be lower.

Long-lived assets

When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, factors such as competition, regulation or environmental matters could cause us to change our estimates, thus impacting the future calculation of depreciation and depletion. We evaluate long-lived assets for potential impairment by identifying whether indicators of impairment exist and, if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss, if any, to be recorded is equal to the amount by which a long-lived asset’s carrying value exceeds its fair value. Estimates of future discounted cash flows and fair value of assets require subjective assumptions with regard to future operating results and actual results could differ from those estimates.

Asset Retirement Obligations

We have adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" from inception.  The net estimated costs are discounted to present values using a credit-adjusted, risk-free rate over the estimated economic life of the properties.  These costs are capitalized as part of the cost of the related asset and amortized. The associated liability is classified as a long-term liability and is adjusted when circumstances change and for the accretion of expense which is recorded as a component of depreciation and depletion.

Stock-based compensation

We account for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provide pro forma disclosures of net income (loss) as if a fair value based method had been applied in measuring compensation expense. Under the intrinsic value method, no stock-based compensation expense for stock options issued is reflected in the statement of operations as all grants under our stock option plan have an exercise price equal to the fair market value of the underlying common stock on the date of grant.

We determine the fair value of our common stock by evaluating a number of factors, including our financial condition and business prospects, our stage of development and achievement of key technical and business milestones, private and public market conditions, the terms of our private financings and the valuations of similar companies in our industry.

Contingencies

In the future, we may be subject to adverse proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We will be required to assess the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to developments in each matter or changes in approach such as a change in settlement strategy in dealing with these potential matters.

Results of operations

Period from January 1, 2005 to June 30, 2005 (unaudited)

Revenue  $7,500 and royalties  $861 for the thee and six months periods ended June 30, 2005 were production sales relating to the testing of the two Bakken exploratory wells in the North Dakota. There is no commercial viable production at this time. For the three and six months ended June 30, 2005, we incurred a net loss from operations of $467,461 and $684,796 and a net loss applicable to common stockholders of $662,461 and $1,073,193 after giving effect to preferred stock dividends of $195,000 and $388,397 respectively. We earned $43,681 in interest income for the three-month period ending June 30, 2005 and  $117,004 in interest income for the six-month period ending June 30, 2005 from our investment of excess cash balances.

General and administrative expenses were $251,404 for the quarter and $507,746 during the six-month period. Both JED and Enterra provide services on our behalf. See “Certain Relationships and Related Transactions.” Expenses consist principally of salaries, consulting fees and office costs relating to the preparation and planning of our first two exploratory wells that commenced drilling late in this quarter, and planning for future drilling activities.

Depletion and depreciation expense were $93,140 for the quarter and  $127,456 during the six month period ended June 30, 2005. Of this amount, $81,395 related to the three month period and $109,704 related to the six month period ending June 30, 2005, for an impairment provision relating to its oil an properties in both our Cut Bank and Fiddler Creek prospects in Montana which we have abandoned. In the three and six month periods ending June 30, 2005 Cut Bank had a net recovery of $82,404, and $54,095 respectively due to a sale of equipment to an unrelated third party. Fiddler Creek had an impairment of  $163,800, in the three and six months ending June 30, 2005.

Period from incorporation on July 16, 2004 to June 30, 2005 (unaudited)

Revenue  $7,500 and royalties  $861 from incorporation to June 30, 2005 were production sales relating to the testing of the two Bakken exploratory wells in the North Dakota. There is no commercial viable production at this time. From incorporation on July 16, 2004 through June 30, 2005, we incurred a net loss from operations of $1,385,928 and a net loss applicable to common stockholders of $2,097,482 after giving effect to preferred stock dividends of $711,554. We have earned $181,634 in interest income for the period from our investment of excess cash balances.

General and administrative expenses were $793,806 during the period. Both JED and Enterra provide services on our behalf. See “Certain Relationships and Related Transactions. Expenses consist principally of salaries, legal and consulting expenses associated with incorporation and organizational matters and for consulting fees and office costs relating to the preparation and planning of our first two exploratory wells that commenced drilling late in this quarter and planning for future drilling activities.

Depletion and depreciation expenses were $604,158 during the period.  This expense is principally attributable to a $580,346 impairment provision related to the Cut Bank and Fiddler Creek prospects located in Montana. Cut Bank’s impairment to date is  $416,547 ($470,642 in 2004, and a net recovery of $54,095 for the six-month period ending June 30, 2005) and Fiddler Creek’s impairment was $163,800. ($163,800 in the six-month period ending June 30, 2005.) This impairment is a result of work programs and production evaluation work performed during 2004 and early 2005 on the Cut Bank and Fiddler Creek properties that resulted in no commercial quantities of oil.  We have abandoned all planned activities in these prospects. .  All charges relate to depreciation and impairment, no depletion has been recorded in the period pending commencement of commercially viable production.

Liquidity and capital resources

Cash flows and capital expenditures

At June 30, 2005, we had $2,344,769 in cash and cash equivalents. Since our incorporation, we have financed our operating cash flow needs through private offerings of equity securities.

Upon the closing of our initial public offering on August 3, 2005, the Company issued 2,185,000 shares of common stock at a price of $5.00 and 2,185,000 warrants at a price of $0.10 for gross proceeds of $11,143,500. (See subsequent events).

We believe the proceeds from our private placements and from our initial public offering (see subsequent events) are sufficient to fund operations through December 31, 2005. We have no plans for any future issuance of equity securities other than in conjunction with the exercise of outstanding warrants, and pursuant to our employee equity compensation plan. Our planned capital expenditures for exploration prospects are summarized below in “Contractual obligations and commitments” and total $10,200,000 for the balance of the year ending December 31, 2005.  Any additional exploration activities are dependent upon the exercise of our outstanding warrants, which are summarized in the table below.  In the event funds from our initial public offering or the exercise of warrants are unavailable, we will delay our exploration activities until alternative sources of capital are identified.  The 2,185,000 warrants from the initial public offering are trading on the Archipelago Exchange under the symbol (JMG+).  The warrants issued with the preferred shares 1,950,000 at $4.25 and 487,500 at $6.00 are not trading and were outstanding upon the closing of our initial public offering on August 3, 2005.

Warrant summary	Number of warrants	Exercise price	Maximum proceeds
Warrants issued in the preferred stock private placement	487,500	$ 6.00	$ 2,925,000
Warrants issuable upon conversion of preferred stock	1,950,000	$ 4.25	$ 8,287,500
Warrants issued our initial public offering	1,900,000	$ 5.00	$ 9,500,000
Warrants issuable under our underwriter’s over-allotment option	285,000	$ 5.00	$ 1,425,000
	4,622,500	$4.25 - $6.00	$ 22,137,500

Cash flow used in operations.  Cash utilized by operating activities was $618,812 and $325,481 respectively for the three and six months ended June 30, 2005 (unaudited). The use of cash was principally attributable to the net losses for the period of three months ending June 30, 2005 of $467,461 and six months ending June 30, 2005 of $684,796, increased by accounts receivable of $162,288 and $95,634, prepaid expenses and deposits of $108,332 and $136,744 and due to related party $14,856 and $4,164 respectively, it was increased  by accounts payable of  $4,337 and decreased by $3,041 respectively, and also increased by due to JED Oil for the three month period of $101,147 and decreased by the six month period ending June 30, 2005 by $286,393 and depreciation and depletion of $255,424 and $289,740 respectively. The increase in prepaid expenses principally represents deferred costs regarding this offering that will be offset against proceeds.

Cash utilized by operating activities was $498,277 for the period from incorporation on July 16, 2004 to June 30, 2005 (unaudited). The use of cash was principally attributable to the net loss for the period of $1,385,928, increased by accounts receivable of $95,634 and prepaid expenses of $241,631, and accounts payable of $191,959, and reduced by due to JED Oil of $663,248 and as well as depreciation and depletion of $769,442 which did not use cash. The increase in prepaid expenses principally represents deferred costs regarding this offering that will be offset against proceeds.

Cash flow used in financing activities.  Cash utilized by financing activities was $195,000 and $390,000 respectively for the three and six months ended June 30, 2005 (unaudited) and was attributable to preferred dividends paid during the period.

Cash provided by financing activities was $8,280,546 for the period from incorporation on July 16, 2004 to June 30, 2005 (unaudited) and was attributable to two private placements completed in 2004. We realized $1,000,000 from the sale of common stock to JED.  We realized $7,797,100 from the sale of 1,950,000 units consisting of preferred stock and warrants.  We have warrants outstanding exercisable into shares of our common stock at prices ranging from $4.25 to $6.00 per share, which expire in one to two years from the date of our initial offering.  These sources of financing were offset by $711,544 in preferred dividends paid during the period.  A total of $516,544 in dividends was due for the period of which $195,000 were unpaid as of June 30, 2005.

Cash flow used in investing activities       Cash utilized in investing activities was $5,438,952 for the period from incorporation on July 16, 2004 to June 30, 2005 (unaudited) and was principally attributable to $4,556,452 in property and equipment purchased for our exploration prospects which included the following: the Hooligan Draw prospect of $1,385,228, the Cut Bank prospect of $379,786, the Fiddler Creek prospect of $163,799, and $2,597,000 invested in connection with a farm-in agreement and direct purchase of acreage for several prospects in the Bakken Zone of North Dakota and comprising our Candak prospect, Myrtle Beach prospect and Bluffton prospects.  In November 2004 we loaned Fellows Energy $1,500,000, with interest at a rate of 18% per annum, and a fixed and specific charge on all the assets provided as collateral.  The promissory note was due and payable in two installments: the first installment of $750,000 was plus accrued interest was received February 2005, and the second, for the remaining balance and all accrued and unpaid interest thereon, was due April 30, 2005.  The first installment has been paid, including accrued interest to date.  In May 2005, we accepted the remaining 50% working interest in the contracted lands we did not already own as payment in full on the final installment of the note due from Fellows Energy, including accrued interest to date.  We granted Fellows an option through June 30, 2005 to reacquire an undivided 50% interest in the exploration and development lands for $391,249, and the option was exercised on June 28, 2005.

Subsequent events

On August 3, 2005, the Company’s registration statement on form SB-2, was declared effective by the Securities and Exchange Commission to register 2,185,000 units offered at $5.10 per unit to the stockholders of record of JED Oil Inc. as of February 1, 2005, and thereafter, to the extent not fully subscribed by the shareholders of JED, to the public.  Each unit consists of one share of common stock and one common stock purchase warrant to acquire one share of common stock for $5.00 per share for a period of one year from the date of the prospectus. The units did not trade separately. Accordingly, the Company has registered 4,370,000 shares of common stock underlying the 2,185,000 units of common stock, including 570,000 shares of common stock underlying the 285,000 units subject to the underwriter’s over allotment. The Company has also registered 2,185,000 warrants underlying the units.  Upon the closing of the initial public offering on August 3, 2005, the Company issued 2,185,000 shares of common stock at a price of $5.00 and 2,185,000 warrants at a price of $0.10 for gross proceeds of $11,143,500.  The stock  (JMG) and the warrants (JMG+) are trading separately on the Archipelago Exchange.

The registration statement also registered the resale by the preferred stockholders of 1,950,000 shares of common stock. In August 2005 all holders of preferred stock converted their preferred stock into common stock.

Contractual obligations and commitments

Our exploration prospects have several phases of possible development.  The table below summarizes the estimated costs of the initial exploration phase for our current prospects.  Costs subsequent to this phase cannot be estimated at this time as they are dependent upon the results of the exploration activities.  In the event the results of the initial exploration are positive, our investment in subsequent exploration phases could be substantial.  In the event the results of the initial exploration are not positive, there may be no further expenditures on the prospect.

The amounts summarized below represent our planned expenditures for these prospects.  There are no contractual commitments in place with respect to our exploration activities.  In the event funds from the exercise of warrants are unavailable, we will delay the deployment of funds for these commitments until alternative sources of capital are identified.

	Planned expenditures for exploration prospects
	Year ending December 31, 2005
	QTR 3	QTR 4	Total
Bakken Sand prospects	$ 5,200,000	$ -	$ 5,200,000
Pinedale prospects	-	4,800,000	4,800,000
Other	-	200,000	200,000
Total	$ 5,200,000	$ 5,000,000	$ 10,200,000

We have warrants outstanding exercisable into shares of our common stock at prices ranging from $4.25 to $6.00 per share, which expire in one to two years from the date of our initial offering and for which the maximum proceeds aggregate $22,137,500.

Qualitative and Quantitative Disclosures about Market and Credit Risk

We are exposed to all of the normal market risks inherent within the oil and natural gas industry, including commodity price risk, foreign-currency rate risk, interest rate risk and credit risk. We plan to manage our operations in a manner intended to minimize our exposure to such market risks.

Credit Risk.  Credit risk is the risk of loss resulting from non-performance of contractual obligations by a customer or joint venture partner. A substantial portion of our accounts receivable are expected to be with customers in the energy industry and are subject to normal industry credit risk. We intend to assess the financial strength of our customers and joint venture partners through regular credit reviews in order to minimize the risk of non-payment.

Market Risk.  We are exposed to market risk from changes in currency exchange rates. As JED and Enterra are based in Canada, we may be adversely affected by changes in the exchange rate between U.S. and Canadian dollars as most of our operating expenses, drilling expenses and general overhead expenses will be billed by JED and Enterra in Canadian dollars. The price we will receive for oil and natural gas production from operations in Canada, if any, will be based on a benchmark expressed in U.S. dollars, which is the standard for the oil and natural gas industry worldwide. Changes to the exchange rate between U.S. and Canadian dollars can adversely affect us. When the value of the U.S. dollar increases, we will receive higher revenue from any Canadian prospects and when the value of the U.S. dollar declines, we will receive lower revenue from any Canadian prospects on the same amount of production sold at the same prices.

Interest Rate Risk.  Interest rate risk will exist principally with respect to any future indebtedness that bears interest at floating rates. At June 30, 2005, we had no indebtedness and do not contemplate utilizing indebtedness as a means of financing our exploration activities. Upon the closing of the initial public offering on August 3, 2005, the Company issued 2,185,000 shares of common stock at a price of $5.00 and 2,185,000 warrants at a price of $0.10 for gross proceeds of $11,143,500. (See subsequent events).

Recent accounting pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”  Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.”  Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted by small-business issuers at the beginning of the first interim or annual period beginning after December 15, 2005.  Early adoption will be permitted in periods in which financial statements have not yet been issued.  We expect to adopt Statement 123(R) on January 1, 2006.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

•

A modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date; or

•

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either for (a) all periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt Statement 123 using the modified-prospective method.

As permitted by Statement 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options.  Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position.  The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in note 6(d) to our financial statements.

Item 3.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) are communicated, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. At the end of the Company’s second quarter of 2005, as required by Rules 13a-15 and 15d-15 of the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of that date. No changes in internal controls over financial reporting identified in connection with its evaluation (as required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act) occurred during the second quarter of 2005 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Although the evaluation did not detect any material weaknesses or significant deficiencies in the Company’s system of internal accounting controls over financial reporting, management has identified certain potential deficiencies in its level of staffing, and inherent limitations in its electronic data processing software. The Company intends to add additional financial and accounting personnel during the third quarter of 2005 to address this resource issue. The Company will also assess the viability of enhancing or replacing its electronic data processing software in 2005.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

                   None.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(b) Use of Proceeds

Our registration statement on Form SB-2 (file number 333-120082) became effective and our common stock commenced trading on the Archipelago Stock Exchange, on August 3, 2005. A total of 2,185,000 shares of common stock were registered for the account of JMG for an aggregate offering price of $11,143,500.  All of these securities were sold.  A total of 1,950,000 shares of common stock were registered for the account of selling shareholders.  JMG received no proceeds from the sale of these shares.  The managing underwriter was Gilford Securities Incorporated.

Actual expenses incurred in connection with the issuance and distribution of the above securities  the effective date were $706,187,  representing underwriting discounts and commissions and expenses of $530,902 and other expenses of $175,285

All payments were direct or indirect to others.  No payments were direct or indirect payments to:  i) directors, officers or general partners of the Company or its associates; ii) persons owning 10% or more of any class of equity security; or iii) affiliates of the Company.

Net proceeds from the offering were $10,612,598 after expenses and including the proceeds from the underwriter's exercise of its over-allotment option.

No use of proceeds has involved direct or indirect payments to: i) directors, officers or general partners of the Company or its associates; ii) persons owning 10% or more of any class of equity security; or iii) affiliates of the Company.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

Item 5.        Other Information

None.

Item 6.        Exhibits

Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (1)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (1)
32.1	Section 1350 Certification. of Chief Executive Officer (1)
32.2	Section 1350 Certification of Principal Accounting Officer (1)
(1) Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JMG Exploration, Inc. (Registrant)
Date: September 16, 2005	/s/ Joanne Finnerty
Chief Financial Officer

 EXHIBIT INDEX

Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification. of Chief Executive Officer
32.2	Section 1350 Certification. of Principal Accounting Officer