Form 10QSB
period 2005-11-14
JMG Exploration, Inc.
filed 2005-11-14
CIK 1299967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
Or
[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________ to__________

Commission File Number 001-32438

JMG Exploration, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-1373949 (I.R.S. Employer Identification No.)

2600,500 – 4th Avenue S.W. Calgary, Alberta, Canada T2P 2V6 (Address of principal executive offices)

(403) 537-3250
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

Yes	No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

As of November 14, 2005 4,836,002 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes	No X

	TABLE OF CONTENTS
PART I.	FINANCIAL INFORMATION	PAGE
Item 1.	Financial Statements:
	Consolidated Balance Sheets as at September 30, 2005 (unaudited) and December 31, 2004	3
	Consolidated Statements of Operations and Deficit for the three months and nine months ended September 30, 2005, and for the period from the date of incorporation on July 16, 2004 to September 30, 2005	4
	Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 2005, and for the period from the date of incorporation on July 16, 2004 to September 30, 2005	5
	Consolidated Statements of Changes in Stockholders’ Equity for the period from the date of incorporation on July 16, 2004 to September 30, 2005	6
	Consolidated Statement of Comprehensive Loss	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis or Plan of Operation	12
Item 3.	Controls and Procedures	20
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits and Reports of Form 8-K	21
	Signatures	22

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

JMG Exploration, Inc.

A Development Stage Enterprise

CONSOLIDATED BALANCE SHEETS

 (In United States Dollars)

(unaudited)

As at	September 30, 2005	December 31, 2004
	$	$
ASSETS
Current
Cash and cash equivalents	3,827,890	5,040,800
Accounts receivable	946,369	-
Loan receivable [note 2]	-	1,539,205
Prepaid expenses and deposits	85,890	104,887
	4,860,149	6,684,892

Other assets	232,500	50,000
Property and equipment [notes 3]	15,961,207	1,694,157
	21,053,856	8,429,049
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	1,595,788	58,616
Accrued liabilities	1,361,763	20,000
Dividends payable	-	196,603
Due to JED Oil Inc. [note 5]	294,761	376,855
Due to related party [note 5]	-	4,164
	3,252,313	656,238

Asset retirement obligations [note 6]	54,383	-
	3,306,696	656,238
Stockholders’ equity
Share capital [note 4]
Common stock - $.001 par value; 25,000,000 shares authorized; 4,703,055 shares issued and outstanding at September 30, 2005.	4,703	250
Preferred stock - $.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2005	-	1,950
Additional paid-in capital	18,250,029	8,790,025
Share purchase warrants	2,359,206	4,875
Deficit accumulated during the development stage	(2,862,014)	(1,024,289)
Accumulated other comprehensive earnings	(4,764)	-
	17,747,160	7,772,811
	21,053,856	8,429,049

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

JMG Exploration, Inc.

A Development Stage Enterprise

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

 (In United States Dollars)

(unaudited)

	For the three month period ended September 30		For the nine month period ended September 30,	For the period from the date of incorporation on July 16, 2004 to September 30,
	2005	2004	2005	2005
	$	$	$	$
Revenue
Gross revenue	449,384	-	456,884	456,884
Less royalties	(115,767)	-	(116,628)	(116,628)
	333,617	-	340,256	340,256

Interest	1,036	5,543	118,040	182,670
	334,653	5,543	458,296	522,926

Expenses
Production	73,689	-	84,642	84,642
General and administrative [note 5]	613,591	79,523	1,121,337	1,407,397
Exploration	-	-	162,284	162,284
Depletion, depreciation and accretion [notes 3 and 6]	341,960	-	469,416	949,118
	1,029,240	79,523	1,837,679	2,603,441

Net loss for the period	(694,587)	(73,980)	(1,379,383)	(2,080,515)
Less: cumulative preferred dividends	(69,945)	(126,556)	(458,342)	(781,499)
Net loss applicable to common shareholders	(764,532)	(200,536)	(1,837,725)	(2,862,014)

Deficit, beginning of period	(2,097,482)	-	(1,024,289)	-

Deficit, end of period	(2,862,014)	(200,536)	(2,862,014)	(2,862,014)
Basic weighted average shares outstanding [note 4]	2,985,840	250,000	1,171,425

Net loss for the period per share, basic and diluted [note 4]	(0.26)	(0.80)	(1.57)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

JMG Exploration, Inc.

A Development Stage Enterprise

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In United States Dollars)

(unaudited)

	For the three month period ended September 30,		For the nine month period ended September 30,	For the period from the date of incorporation on July 16, 2004 to September 30,
	2005	2004	2005	2005
	$	$	$	$
OPERATIONS
Net loss for the period	(694,587)	(73,980)	(1,379,383)	(2,080,515)
Adjustments to reconcile net loss to cash flows from operating activities:
Exploration	-	-	162,284	162,284
Depletion and depreciation and accretion	341,960	-	469,416	949,118
Other changes:
Increase in accounts receivable	(793,462)	(1,038)	(889,096)	(889,096)
Increase in prepaid expenses and deposits	155,741	(122,419)	18,997	(85,890)
Decrease (increase) in accounts payable and accrued liabilities	170,253	282,986	173,294	173,294
Decrease (increase) in due to JED Oil Inc.	(368,487)	392,952	(82,094)	294,761
Decrease in due to related party	-	-	(4,164)	-
Decrease (increase) in accrued interest on Loan receivable	-	-	16,683	(15,815)
Cash used in operating activities	(1,188,582)	478,501	(1,514,063)	(1,491,859)
INVESTING
Repayment (advance) of loan receivable	-	-	750,000	(750,000)
Proceeds on disposition of property	-	-	391,249	391,249
Exploration	-	-	(162,284)	(162,284)
Purchase of property and equipment	(8,973,889)	(1,966,916)	(11,849,044)	(13,759,306)
Increase in other assets	(100,000)	-	(182,500)	(232,500)
Cash used in investing activities	(9,073,889)	(1,966,916)	(11,052,579)	(14,512,841)
FINANCING
Issue of common shares, net of issue costs	17,254,732	1,000,000	17,254,732	18,254,732
Conversion preferred shares, net of issue costs	(7,792,225)	7,788,272	(7,792,225)	-
Issue of share purchase warrants Preferred share dividends	2,354,331 (69,945)	8,828 (126,556)	2,354,331 (458,342)	2,359,206 (781,499)
Cash provided by financing activities	11,746,893	8,670,544	11,358,496	19,832,439
Effect of foreign exchange on cash and cash equivalents	(1,301)	-	(4,764)	151
Net increase (decrease) in cash and cash equivalents	1,483,121	7,182,129	(1,212,910)	3,827,890
Cash and cash equivalents, beginning of period	2,344,769	-	5,040,800	-
Cash and cash equivalents, end of period	3,827,890	7,182,129	3,827,890	3,827,890

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

JMG Exploration, Inc.

A Development Stage Enterprise

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In United States Dollars)

(unaudited)

For the period from the date of incorporation on July 16, 2004 to September 30, 2005

	Shares	Total
	#	$
Common stock, $.001 par value:
Issuance of common stock, August 31, 2004	250,000	1,000,000

Preferred shares converted to common stock

Issuance of common stock, stock issued for cash pursuant to initial public offering

Warrants exercised for common stock

Share issue costs

Portion of proceeds attributed to share purchase     warrants.

	1,950,000 2,185,000 318,055 - -	7,792,225 11,143,500 1,515,588 (842,250) (2,354,331)
Balance at September 30, 2005	4,703,055	18,254,732

Preferred stock, $.001 par value:
Issued for cash pursuant to a private placement	1,950,000	7,800,000
Preferred shares converted to common stock	(1,950,000)	(7,792,225)
Share issue costs and share purchase warrants	-	(2,900)
Portion of proceeds attributed to share purchase warrants	-	(4,875)
Balance at September 30, 2005	-	-

Share purchase warrants:
Balance at beginning of period, December 31, 2004	487,500	4,875
Share purchase warrants: issued pursuant to initial public offering $5.00 Share purchase warrants: issued pursuant conversion preferred shares $4.25 Warrants exercised for common stock	2,185,000 1,950,000 (318,055)	693,866 1,816,766 (156,301)
Balance at September 30, 2005	4,304,445	2,359,206
Deficit:
Balance at beginning of period	-	-
Net loss for the period to December 31, 2004	-	(701,132)
Preferred share dividends	-	(323,157)
Balance at December 31, 2004	-	(1,024,289)
Net loss for the nine-month period ended September 30, 2005	-	(1,379,383)
Preferred share dividends	-	(458,342)
Balance at September 30, 2005	-	(2,862,014)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

JMG Exploration, Inc.

A Development Stage Enterprise

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In United States Dollars)

(unaudited)

	For the three month period ended September 30		For the nine month period ended September 30, 2005	For the period from the date of incorporation on July 16,2004 to September 30, 2005
	2005	2004
	$	$	$	$

Net loss for the period	(694,587)	(73,890)	(1,379,383)	(2,862,014)

Other comprehensive income:
Foreign exchange translation adjustment	(4,764)	-	(4,764)	(4,764)
Comprehensive loss for the period	(699,351)	(73,980)	(1,394,147)	(2,866,778)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

JMG Exploration, Inc.

A Development Stage Enterprise

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In United States Dollars)

(unaudited)

September 30, 2005

1.  INCORPORATION AND NATURE OF OPERATIONS

These interim consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods, on a basis that is consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the summary of significant accounting policies and notes thereto included in the Company’s audited financial statements for the period from the date of incorporation on July 16, 2004 to December 31, 2004, as well as the Company’s Registration Statement dated August 3, 2005.

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

Effective May 1, 2005 the outstanding principal amount of the loan plus accrued interest was settled by the Company in exchange for the Borrower’s interest in certain exploration and development lands in Wyoming and Utah. In connection with the settlement agreement, the Company also granted the borrower an option to reacquire an undivided 50% interest in these lands for a payment of $391,249. The option was exercised on

June 28, 2005. In conjunction with the settlement agreement, the Company’s previous commitment to spend $2,000,000 on drilling and completion of wells on these lands by November 7, 2005 has been eliminated.

3.

PROPERTY AND EQUIPMENT

During the three and nine month periods ended September 30, 2005, the Company recorded impairment provisions related to its oil properties of $6,012 and $115,717.  In May 2005, the Company terminated the Fiddler Creek agreement and abandoned any further plans for development under the agreement. Accordingly, the Company recorded an impairment charge in the amount of $163,800 in the second quarter of 2005.

In June 2005, the Company sold equipment from the Cut Bank area to a third party.  This equipment had been previously written off as an impairment charge.  This created a net recovery of $82,404 in the second quarter. All of the above amounts have been included in depletion and depreciation expense in the accompanying statements of operations.

                             September 30, 2005

                       December 31,2004

	Cost $	Accumulated depletion, depreciation and accretion $	Net book value $	Net book value $
Petroleum and natural gas properties	16,679,581	911,359	15,768,222	1,581,206
Other assets	227,317	34,332	192,985	112,951
	16,906,898	945,691	15,961,207	1,694,157

4.

SHARE CAPITAL

a) Authorized

The Company has authorized 25,000,000 common shares par value $.001 and 10,000,000 preferred shares par value $.001. As of September 30, 2005 there were 4,703,055 common shares issued and outstanding. Preferred shares were converted into common shares of the Company subsequent to Company’s initial public offering.

b) Initial Public Offering

On August 3, 2005, the Company’s registration statement was declared effective by the Securities and Exchange Commission to register 2,185,000 units offered at $5.10 per unit to the stockholders of record of JED Oil Inc. as of February 1, 2005, and thereafter, to the extent not fully subscribed by the shareholders of JED, to the public.  Each unit consisted of one share of common stock and one common stock purchase warrant to acquire one share of common stock for $5.00 per share for a period of one year from the date of the prospectus. The units did not trade separately. Accordingly, the Company registered 4,370,000 shares of common stock underlying the 2,185,000 units of common stock, including 570,000 shares of common stock underlying the 285,000 units subject to the underwriter’s over allotment. The Company also registered 2,185,000 warrants underlying the units.  Upon the closing of the initial public offering on August 3, 2005, the Company issued 2,185,000 shares of common stock at a price of $5.00 and 2,185,000 warrants at a price of $0.10 for gross proceeds of $11,143,500. The common stock and warrants underlying the units were listed and are trading separately.

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

c) Stock options

The Company has a stock option plan under which employees, directors and consultants are eligible to receive grants.  As of September 30, 2005, 467,250 shares were reserved for issuance under the plan.  Options granted under the plan generally have a term of five years to expiry and vest immediately when issued to directors and generally vest as to one-third on each of the first, second and third anniversaries of the grant date for employees and consultants.  The exercise price of each option equals the market value of the Company’s common stock on the date of grant. The following summarizes information concerning outstanding and exercisable stock options as of September 30, 2005:

	Number of options	Weighted average exercise price $
Outstanding as at December 31, 2004	260,000	4.00
Granted - April 5, 2005	387,750	5.00
Granted – July 21, 2005	79,500	5.00
Cancelled	(260,000)	4.00
Options outstanding as at September 30, 2005	467,250	5.00
Exercisable as at September 30, 2005	250,000	5.00

Pro forma disclosure

The Company does not record compensation expense when stock options are issued to employees.  Had compensation expense been determined based on the fair value of the options granted, net loss and net loss per share would have been increased to the pro forma amounts indicated below:

Three months ended

Nine months ended

September 30,2005	As reported $	Pro Forma $	As reported $	Pro Forma $
Net loss	(694,587)	(710,095)	(1,379,383)	(1,413,591)
Net loss per share, basic and diluted	(0.26)	(0.24)	(1.57)	(1.21)

The weighted average fair value of stock option grants in the period in the amount of $1.04 was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate (%)	4.3
Expected life (years)	5.0
Expected volatility (%)	10
Expected dividend yield (%)	Nil
Vesting period (years)	0 to 3

Prior to August 3, 2005 the Company was private. Accordingly the expected volatility of the Company’s stock options granted during the period prior to August 3, 2005 has been set at a reasonable rate of 10%. There were no stock options granted, this quarter, after the Company became public.

d) Loss per share

For the three and nine month periods ended September 30, 2005 the weighted average number of common shares outstanding was 2,985,840 and 1,171,967 respectively. All of the Company’s outstanding stock options and warrants currently have an anitdilutive effect on per common share amounts.  These stock options and warrants could be dilutive in future periods.

5.

RELATED PARTY TRANSACTIONS

During 2004, the Company entered into a technical services agreement with JED Oil Inc. (“JED”).  Under the Agreement, JED provides all required personnel, office space and equipment, at standard industry rates for similar services.  Transactions during the three and nine month periods ended September 30, 2005 were as follows:

a). JED paid on behalf of the Company a total of $51,315, $442,667 and $582,505 respectively for the three and nine month periods ending September 30, 2005, and for the period from incorporation, for general and administrative services and capital related expenditures, and

b). In consideration for the assignment of JED’s interests in certain oil and gas properties, JED charged the Company for drilling and other costs related to those properties in the amount of $nil, $85,085 and $1,552,097 for the three and nine month periods ending September 30, 2005 and for the period from incorporation.

General and administrative expenses for the nine months ended September 30, 2005 includes $46,180 ($10,851, for the three month period ended September, 30, 2005) paid to the Chief Financial Officer of the Company for consulting services related to the preparation of the Company’s registration statement.

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

As at September 30, 2005, the estimated present value of the Company’s asset retirement obligation was $54,383 based on estimated future cash requirements of $144,000, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 1.7%, and an estimated life until repayment of 5-10 years. Accretion of $1,132 and $1,898 were recorded respectively for the three and nine months ending September 30, 2005.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

This quarterly report includes forward-looking statements. All statements other than statements of historical facts contained herein, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "should," "plan," "expect" and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in "Risk Factors" the Company’s Registration Statement dated August 3, 2005.

        Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Upon the closing of the initial public offering on August 3, 2005, the Company issued 2,185,000 shares of common stock at a price of $5.00 and 2,185,000 warrants at a price of $0.10 for gross proceeds of $11,143,500. The Company completed its initial public offering and commenced trading on the Archipelago Exchange under the symbols JMG (common stock) and JMG+ (stock warrants).

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

Financial operations overview

Revenue.       Our revenue is principally dependent upon our success in acquiring oil and natural gas reserves as a result of our exploration activities. Our ownership interest in the production from these properties are measured in "barrels of oil equivalent" or "BOE" per day, a term that encompasses both oil and natural gas production.

Critical to our revenue stream from any production activities is the market price for crude oil and natural gas.  Commodity benchmark prices for crude oil and natural gas were as follows:

	September 30	December 31,
	2005	2004	2003	2002
West Texas Intermediate grade crude oil, per barrel	$63.19	$41.10	$32.14	$29.38
NYMEX Natural Gas Index (per MCF)	$8.25	$4.16	$5.13	$4.37

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

Royalty expense.    Royalty expense is based on the percentage royalties calculated by applying the applicable royalty rate or formula.

Production expense.    Production costs include operating costs associated with field activities.

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

Results of operations

Period from January 1, 2005 to September 30, 2005 (unaudited)

Revenue for the three-month period ended September 30, 2005 was $449,384 (there was no revenue for the three-month period ended September 30, 2004) compared with $7,500 in the three-month period ended June 30, 2005 resulting in year to date revenues of $456,884. Royalties for the three-month period ended September 30, 2005 were $115,767 (there was no royalties for the three-month period ended September 30, 2004) and royalties for the three-month period ended June 30, 2005 were $861 resulting in year to date royalties of $116,628. Revenues and royalties were related to production sales from the testing of the two Bakken exploratory wells in the North Dakota as well as revenue from two non-operated wells in Wyoming.

For the three-month period ended September 30, 2005 we incurred a loss of $694,587 (the loss for the three-month period ended September 30, 2004 was $73,980) compared to the three-month period loss of $467,461 for the period ending June 30, 2005. We incurred a net loss from operations for the nine-month period year to date of $1,379,383.  We incurred a net loss applicable to common stockholders of and $764,532 for the three-month period ended September 30, 2005, (the loss applicable to the common stockholders for the three-month period ended September 30, 2004 was $200,536)  $662,461 for the three-month period ended June 30,

2005 and $1,837,725 year to date after giving effect to preferred stock dividends of $69,945, $195,000 and $458,342 respectively. We earned $1,036 in interest income for the three-month period ending September 30, 2005 (interest income for the three-month period ended September 30, 2004 was $5,543) and $43,681 in interest income for the three-month period ending June 30, 2005 from our investment of excess cash balances.  Interest has decreased this quarter due to the repayment of the Promissory Note by an unrelated industry partner on June 28, 2005.

General and administrative expenses were $613,591 during the three-month period ended September 30, 2005 (general and administrative expenses for the three-month period ended September 30, 2004 were $79,523) and $251,404 for the three-month period ended June 30, 2005. September 30, 2005 year to date general and administration expenses were $1,121,337. This increase related to percentage allocated to the Company relating to the technical service agreement, which are based on production and capital acquired in the current quarter.  Both JED and Enterra provide services on our behalf. See “Certain Relationships and Related Transactions.” Expenses consist principally of salaries, consulting fees and office costs relating to the preparation and planning of our first two exploratory wells that commenced drilling late in this quarter, and planning for future drilling activities.

Depletion, depreciation and accretion expense were $341,960 for the three-month period ended September 30, 2005 (there was no depletion, depreciation or accretion expense for the three-month period ended September 30, 2004), $93,140 for the three-month period ended June 30, 2005.  This increase was due to the depletion, which is now being recorded for the current quarter. During the nine-month period ended September 30, 2005 depletion and depreciation were $469,416. Of this amount, $6,012 for the three-month period ended September 30, 2005, $81,395 for the three-month period ended June 30, 2005, and $115,716 for year to date September 30, 2005 related to an impairment provision in both our Cut Bank and Fiddler Creek prospects in Montana which we have abandoned.

Period from incorporation on July 16, 2004 to September 30, 2005 (unaudited)

Revenue $456,884 and royalties $116,628 from incorporation to September 30, 2005 were from production sales relating to the testing of the two Bakken exploratory wells in the North Dakota, as well as revenue from two non-operated wells in Wyoming. From incorporation on July 16, 2004 through September 30, 2005, we incurred a net loss from operations of $2,080,515and a net loss applicable to common stockholders of $2,862,014 after giving effect to preferred stock dividends of $781,499. We have earned $182,670 in interest income for the period.

General and administrative expenses were $1,407,397 during the period. Both JED and Enterra provide services on our behalf. See “Certain Relationships and Related Transactions. Expenses consist principally of salaries, legal and consulting expenses associated with incorporation and organizational matters and for consulting fees and office costs relating to the preparation and planning of our first three exploratory wells that commenced drilling and planning for future drilling activities.

Depletion, depreciation and accretion expenses were $949,118 during the period.  In addition to depletion and depreciation expenses of $362,760 this expense is also attributable to a $586,358 impairment provision related to the Cut Bank and Fiddler Creek prospects located in Montana. Cut Bank’s impairment to date is  $422,559 ($470,642 in 2004, and a net recovery of $48,083, due to sale of equipment previously impaired, for the nine-month period ending September 30, 2005) and Fiddler Creek’s impairment was $163,800. ($163,800 in the nine-month period ending September 30, 2005.) This impairment is a result of work programs and production evaluation work performed during 2004 and early 2005 on the Cut Bank and Fiddler Creek properties that resulted in no commercial quantities of oil.  We have abandoned all planned activities in these prospects.

Liquidity and capital resources

Cash flows and capital expenditures

At September 30, 2005, we had $3,827,890 in cash and cash equivalents. Since our incorporation, we have financed our operating cash flow needs through private and public offerings of equity securities.

Upon the closing of our initial public offering on August 3, 2005, the Company issued 2,185,000 shares of common stock at a price of $5.00 and 2,185,000 warrants at a price of $0.10 for gross proceeds of $11,143,500.

We believe the proceeds from our private placements and from our initial public offering are sufficient to fund operations through December 31, 2005. We have no plans for any future issuance of equity securities other than in conjunction with the exercise of outstanding warrants, and pursuant to our employee equity compensation plan. Our planned capital expenditures for exploration prospects are summarized below in “Contractual obligations and commitments” and total $4,400,000 for the balance of the year ending December 31, 2005.  Any additional exploration activities are dependent upon the exercise of our outstanding warrants, which are summarized in the table below.  In the event funds from our initial public offering or the exercise of warrants are unavailable, we will delay our exploration activities until alternative sources of capital are identified.  The 2,185,000 warrants from the initial public offering are trading on the Archipelago Exchange under the symbol (JMG+).  The warrants issued with the preferred shares 1,950,000 at $4.25 and 487,500 at $6.00 are not trading and were outstanding upon the closing of our initial public offering on August 3, 2005.

Warrant summary as of September 30, 2005.	Number of warrants outstanding	Exercise price	Maximum proceeds
Warrants issued in the preferred stock private placement	442,187	$ 6.00	$ 2,653,122
Warrants issued upon conversion of preferred stock	1,790,000	4.25	7,607,500
Warrants issued our initial public offering	2,072,258	5.00	10,361,290
	4,304,445	$4.25 - $6.00	$ 20,621,912

Cash flow used in operations.  Cash utilized by operating activities was $1,188,582 and $1,514,063 respectively for the three and nine months ended September 30, 2005. The use of cash was principally attributable to the net losses for the period of three months ending September 30, 2005 of $694,587 and nine months ending September 30, 2005 of $1,379,383, increased by accounts receivable of $793,462 and $889,096, decreased by prepaid expenses and deposits of $155,741 and $18,997.  Cash flow was increased by due to related party by $4,164 for the nine-month period ended September 30, 2005. For the three and nine month periods ending September 30,2005 cash flow was decreased by accounts payable of  $170,253 and $173,294 respectively. Due to JED Oil increased cash flow the three-month period of $368,487 and nine-month period ending September 30, 2005 by $82,094 and it decreased by depreciation and depletion and exploration of $341,960 and $631,700 respectively. The reduction in prepaid expenses from the previous quarters is principally from reclassification of deferred costs regarding this offering that were offset against proceeds.

Cash utilized by operating activities was $1,491,859 for the period from incorporation on July 16, 2004 to September 30, 2005. The use of cash was principally attributable to the net loss for the period of $2,080,515, increased by accounts receivable of $889,096 and prepaid expenses of $85,890, and accounts payable of $173,294, and reduced by due to JED Oil of $294,761 and as well as depreciation, depletion and exploration expenses of $1,111,402 which did not use cash. This quarter prepaid expenses from deferred costs regarding this offering were offset against proceeds.

Cash flow used in investing activities       Cash utilized for the three-month period ended September 30, 2005 was $9,073,889 and for the nine-month period ended September 30, 2005 it was $11,358,496. Cash utilized in investing activities was $14,512,841 for the period from incorporation on July 16, 2004 to September 30, 2005 and was principally attributable to $13,759,306 in property and equipment purchased for our exploration prospects which included the following: the Hooligan Draw prospect of $1,527,826, the Cut Bank prospect of $241,694, the Fiddler Creek prospect of $163,799, the Bakken prospect $4,013,761, the Rindal prospect $3,226,321, the Candak prospect $1,376,559 and $2,965,542 invested in connection with a farm-in agreement and direct purchase of acreage for several prospects in the Bakken Zone of North Dakota which comprised our Candak prospect, Myrtle Beach prospect and Bluffton prospects.  In November 2004 we loaned Fellows Energy $1,500,000, with interest at a rate of 18% per annum, and a fixed and specific charge on all the assets provided as collateral.  The promissory note was due and payable in two installments: the first installment of $750,000 was plus accrued interest was received February 2005, and the second, for the remaining balance and all accrued and unpaid interest thereon, was due April 30, 2005.  The first installment has been paid, including accrued interest to date.  In May 2005, we accepted the remaining 50% working interest in the contracted lands we did not already own as payment in full on the final installment of the note due from Fellows Energy, including accrued interest to date.  We granted Fellows an option through June 30, 2005 to reacquire an undivided 50% interest in the exploration and development lands for $391,249, and the option was exercised on June 28, 2005.

Cash flow used in financing activities.  Cash provided by financing activities was $11,746,893 and $11,358,496 respectively for the three and nine-month periods ended September 30, 2005 this was attributable to the initial public offering and the payment of preferred dividends during the period.  We realized net proceeds of $10,301,250 from the initial public offering. Further warrants were exercised during the period for $1,515,588 and share issue costs were $842,250. Cash flow for financing was further offset by $69,945 and $458,342 in preferred dividend payments for the three and nine-month periods ended September 30, 2005.

Cash provided by financing activities was $19,832,439 for the period from incorporation on July 16, 2004 to September 30, 2005 and was attributable to two private placements completed in 2004 and the initial public offering on August 3, 2005.  We realized $1,000,000 from the sale of common stock to JED.  We realized $7,797,100 from the sale of 1,950,000 units consisting of preferred stock and warrants.  Upon the closing of our initial public offering on August 3, 2005, the Company issued 2,185,000 shares of common stock at a price of $5.00 and 2,185,000 warrants at a price of $0.10 for net proceeds of $10,301,250. We have warrants outstanding exercisable into shares of our common stock at prices ranging from $4.25 to $6.00 per share, which expire in one to one and a half years from the date of our initial offering.  These sources of financing were offset by $781,499 in preferred dividends paid during the period. All holders of preferred stock converted their preferred stock in common stock following the effectiveness of our registration statement. Dividends have been paid up to the date of conversion.

Contractual obligations and commitments

Our exploration prospects have several phases of possible development.  Costs cannot be estimated at this time, as they are dependent upon the results of the exploration activities.  In the event the results of the initial exploration are positive, our investment in subsequent exploration phases could be substantial.  In the event the results of the initial exploration are not positive, there may be no further expenditures on the prospect.

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

Interest Rate Risk.  Interest rate risk will exist principally with respect to any future indebtedness that bears interest at floating rates. At September 30, 2005, we had no indebtedness and do not contemplate utilizing indebtedness as a means of financing our exploration activities.

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

As permitted by Statement 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options.  Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position.  The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in note 4(c) to our financial statements.

Item 3.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) are communicated, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. At the end of the Company’s third quarter of 2005, as required by Rules 13a-15 and 15d-15 of the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of that date. No changes in internal controls over financial reporting identified in connection with its evaluation (as required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act) occurred during the third quarter of 2005 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

                  None.

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

JMG Exploration, Inc. (Registrant)
Date: November 14, 2005	/s/ Joanne Finnerty
Chief Financial Officer

 EXHIBIT INDEX

Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification. of Chief Executive Officer
32.2	Section 1350 Certification. of Principal Accounting Officer