Form 10-K/A
JMG Exploration, Inc.
filed 2006-04-10
CIK 1299967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

AMENDMENT No. 1

________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________ .

Commission file number 001-32438

JMG Exploration, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-1373949
(Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

 Suite 2600, 500 4th Avenue S.W.

Calgary Alberta, Canada

T2P 2V6

(Address of principal executive offices)

Registrant's telephone number: (403)  537-3250

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Not applicable

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

              Yes [   ]      No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.              Yes [   ]      No  [ X ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]

Accelerated filer  [   ]

Non-accelerated filer  [X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                Yes [   ]      No  [ X ]

As of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2005, there was no public market for the issuer’s securities.  All of the voting and non-voting equity was held by an affiliate, so the aggregate market value held by non-affiliates was $nil.

The number of shares of the registrant's Common Stock outstanding as of March 24, 2006 was 5,086,832.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2005, as filed on April 6, 2006 (the “Original Filing”), and is being filed to include exhibit 14.1 that was not included in the original filing of the 10-K"

The remainder of the information contained in the Original Filing is not amended hereby and shall be as set forth in the Original Filing. This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure in this Amendment to speak to any later date.

 Number    Exhibit

14.1	Code of Business Conduct

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, JMG Exploration Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 7, 2006

JMG Exploration Inc.

By: /s/ Herman S. Hartley

          Herman S. Hartley

Chief Executive Officer