Form 10-Q
period 2006-05-15
JMG Exploration, Inc.
filed 2006-05-15
CIK 1299967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-32438

JMG Exploration, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	20-1373949 (I.R.S. Employer Identification Number)

Suite 2600, 500 4th Avenue S.W. Calgary Alberta, Canada (Address of Principal Executive Offices)	T2P 2V6 (Zip Code)

Registrant’s telephone number, including area code:
(403) 537-3250

Former name, former address and former fiscal year, if changed from last report.
Not applicable

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     The number of shares outstanding of Registrant’s common stock, par value $0.01, as of May 11, 2006, was 5,087,832.

JMG Exploration,  Inc.
Index to Form 10-Q Quarterly Report
to the Securities and Exchange Commission

		Page No.
Item 1	Part I. Financial Information

	Consolidated Financial Statements	5 -	11

	Consolidate Balance Sheets, as of March 31, 2006(unaudited) and December 31, 2005 (unaudited)	6

	Consolidated Statements of Operations (unaudited) for the Three months ended March 31, 2006 and 2005, and the period from the date of incorporation July 16, 2004 to March 31, 2006.	7

	Consolidated Statements of Cash Flows (unaudited) for the Three months ended March 31, 2006 and 2005, and the period from the date of incorporation July 16, 2004 to March 31, 2006.	8

	Consolidated Statements of Shareholders’ Equity (unaudited) for the Three months ended March 31, 2006 and 2005, and the period from the date of incorporation July 16, 2004 to March 31, 2006.	9

	Consolidated Statements of Comprehensive Loss (unaudited) for the Three months ended March 31, 2006 and 2005, and the period from the date of incorporation July 16, 2004 to March 31, 2006.	11

	Notes to Consolidated Financial Statements (unaudited)	12	- 17

Item 2	Managements Discussion and Analysis of Financial Condition and Results of Operations	18	- 29

Item 3	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4	Controls and Procedures	30

Part II. Other Information
Item 1	Legal Proceedings	30

Item 1A	Risk Factors	30

Item 2	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	30

Item 3	Defaults Upon Senior Securities	30

Item 4	Submission of Matters to a Vote of Security Holders	30

Item 5	Other Information	30

Item 6	Exhibits	30

SIGNATURES:
Certification of CEO Pursuant to Section 302
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CFO Pursuant to Section 302

JMG Exploration, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

March 31, 2006 and 2005 and the period of

 Incorporation July 16, 2004 to March 31. 2006.

(Forming a part of Form 10-Q Quarterly Report
to the Securities and Exchange Commission)

Interim Consolidated Financial Statements

JMG Exploration, Inc. (a development stage enterprise)

March 31, 2006

(unaudited)

JMG Exploration, Inc.

A Development Stage Enterprise

CONSOLIDATED BALANCE SHEETS

 (In United States Dollars)

(unaudited)

As at	March 31 2006	December 31 2005
	$	$
ASSETS
Current
Cash and cash equivalents	652,136	1,150,965
Accounts receivable	2,291,814	1,284,474
Prepaid expenses and deposits	161,639	34,701
	3,105,589	2,470,140

Other assets	230,000	230,000
Property and equipment [note3]	15,779,127	15,073,039
	19,114,716	17,773,179
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	444,523	845,507
Accrued liabilities	581,137	1,660,648
Promissory note payable [note 4]	1,500,000	-
Due to JED Oil Inc. [note 6]	1,390,523	286,956
	3,916,183	2,793,111

Asset retirement obligations [note7]	80,313	78,642
	3,996,496	2,871,753
Stockholders’ equity
Share capital [note 5]
Common stock - $.001 par value; 25,000,000 shares authorized; 5,086,832 shares issued and outstanding at March 31, 2006.	5,087	4,997
Additional paid-in capital	20,544,002	20,044,296
Share purchase warrants	2,094,415	2,151,470
Deficit accumulated during the development stage	(7,504,597)	(7,296,640)
Accumulated other comprehensive loss	(20,687)	(2,697)
	15,118,220	14,901,426
	19,114,716	17,773,179

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.

A Development Stage Enterprise

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

                                             (In United States Dollars)

                                                       (unaudited)

	For the three month period ended		Period from the date of incorporation on July 16, 2004 to
	March 31,		March 31,
	2006	2005	2006
	$	$	$
Revenue
Petroleum and natural gas revenue	633,611	-	1,488,475
Royalties	(180,876)	-	(408,280)
	452,735	-	1,080,195

Interest	-	73,323	185,091
	452,735	73,323	1,265,286

Expenses
Production	135,462	-	325,060
General and administrative [note 6]	268,495	256,342	2,323,267
Interest	23,897		23,897
Stock-based compensation [note 5]	24,868	-	103,457
Geophysical and Geological	-	-	256,484
Depletion, depreciation	206,299	34,316	4,951,163
Accretion on asset retirement obligation [note 7]	1,671	-	5,056
	660,692	290,658	7,988,384

Net loss for the period	(207,957)	(217,335)	(6,723,098)
Less: cumulative preferred dividends	-	(193,397)	(781,499)
Net loss applicable to common shareholders	(207,957)	(410,732)	(7,504,597)

Deficit, beginning of period	(7,296,640)	(1,024,289)	-

Deficit, end of period	(7,504,597)	(1,435,021)	(7,504,597)
Basic weighted average shares outstanding [note 5]	5,036,049	250,000	2,006,227

Net loss for the period per share, basic and diluted [note 5]	(0.04)	(1.64)	(3.74)

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.

A Development Stage Enterprise

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In United States Dollars)

(unaudited)

	For the three month period ended		Period from the date of incorporation on July 16, 2004 to
	March 31,		March 31,
	2006	2005	2006
	$	$	$
OPERATIONS
Net loss for the period	(207,957)	(217,335)	(6,723,098)
Adjustments to reconcile net loss to cash flows from operating activities:
Stock-based compensation	24,868	-	103,457
Depletion and depreciation and accretion	207,970	34,316	4,956,219
Other changes:
Increase (decrease) in accounts receivable	791,089	(14,066)	282,488
Increase in prepaid expenses and deposits	(126,938)	(28,412)	(161,639)
Decrease in accounts payable and accrued liabilities	(1,844,389)	(14,402)	(1,592,223)
Increase (decrease) in due to JED Oil Inc.	(146,349)	387,540	140,607
Increase in due to related party.	-	10,692	-
Decrease (increase) in accrued interest on Loan receivable	-	29,229	(15,815)
Cash used in operating activities	(1,301,706)	187,562	(3,010,004)
INVESTING
Repayment (advance) of loan receivable	-	750,000	(750,000)
Proceeds on disposition of property	-	-	391,249
Purchase of property and equipment	(1,097,006)	(2,186,386)	(18,986,970)
Increase in other assets	-	(75,000)	(230,000)
Cash used in investing activities	(1,097,006)	(1,511,386)	(19,575,721)
FINANCING
Issue of common shares, net of issue costs	417,873	-	20,445,632
Issue of preferred shares	-	-	-
Issue of share purchase warrants Preferred share dividends	- -	(195,000)	2,094,415 (781,499)
Issue of promissory note	1,500,000		1,500,000
Cash provided by financing activities	1,917,873	(195,000)	23,258,548
Effect of foreign exchange on cash and cash equivalents	(17,990)	(35)	(20,687)
Net (decrease) increase in cash and cash equivalents	(498,829)	(1,518,859)	652,136
Cash and cash equivalents, beginning of period	1,150,965	5,040,800	-
Cash and cash equivalents, end of period	652,136	3,521,941	652,136

Interest paid on promissory note to March 31, 2006 was $26,000.

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.

A Development Stage Enterprise

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(In United States Dollars)

(unaudited)

Period from the date of incorporation on July 16, 2004 to March 31, 2006.

	Shares	Total
	#	$
Common stock, $.001 par value:
Balance at July 16, 2004 and December 31, 2004.	250,000	1,000,000

Preferred shares converted to common stock

Issuance of common stock, stock issued for cash pursuant to initial public offering

Warrants exercised for common stock

Share issue costs

Portion of proceeds attributed to share purchase     warrants.

	1,950,000 2,185,000 612,578 - -	7,792,225 11,143,500 3,042,828 (861,254) (2,146,595)
Balance at December 31, 2005	4,997,578	19,970,704
Warrants exercised for common stock	89,254	420,770
Share issue costs		(2,897)
Portion of proceeds attributed to share purchase warrants.		57,055
Balance at March 31, 2006	5,086,832	20,445,632

Additional paid in capital
Balance, July 16, 2004 (inception) and December 31, 2004		-
Stock-based compensation		78,589
Balance at December 31, 2005		78,589
Stock-based compensation		24,868
Balance at March 31, 2006	-	103,457

Preferred stock, $.001 par value:
Balance at December 31, 2004	1,950,000	7,792,225
Preferred shares converted to common stock	(1,950,000)	(7,792,225)
Balance at December 31, 2005 and March 31, 2006	-	-

Share purchase warrants:
Balance at December 31, 2004	487,500	4,875
Share purchase warrants: issued pursuant to initial public offering $5.00 Share purchase warrants: issued pursuant conversion preferred shares $4.25 Warrants exercised for common stock	2,185,000 1,950,000 (612,578)	693,866 1,816,766 (364,037)
Balance at December 31, 2005	4,009,922	2,151,470
Warrants exercised for common stock	(89,254)	(57,055)
Balance at March 31, 2006	3,920,668	2,094,415
Deficit:
Balance at beginning of period July 16, 2004.	-	-
Net loss for the period to December 31, 2004	-	(701,132)
Preferred share dividends	-	(323,157)
Balance at December 31, 2004	-	(1,024,289)
Net loss for the twelve-month period ended December 31, 2005	-	(5,814,009)
Preferred share dividends	-	(458,342)
Balance at December 31, 2005	-	(7,296,640)
Net loss for the three month period ended March 31, 2006		(207,957)
Balance at March 31, 2006	-	(7,504,597)

Accumulated other comprehensive income
Balance at beginning of period July 16, 2004.	-	-
Balance December 31, 2004	-	-
Foreign exchange translation adjustment	-	(2,697)
Balance at December 31, 2005	-	(2,697)
Foreign exchange translation adjustment		(17,990)
Balance at March 31, 2006	-	(20,687)
Total stockholders equity at March 31, 2006	-	(15,118,220)

 The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.

A Development Stage Enterprise

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In United States Dollars)

(unaudited)

	For the three month period ended March 31,		For the period from the date of incorporation on July 16,2004 to March 31,

	2006	2005	2006
	$	$	$

Net loss for the period	(207,957)	(217,335)	(6,723,098)

Other comprehensive income:
Foreign exchange translation adjustment	(17,990)	(35)	(20,687)
Comprehensive loss for the period	(225,947)	(217,370)	(6,743,785)

The accompanying notes are an integral part of these consolidated financial statements.

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

JED Oil Inc. (Amex: JDO) (“JED”) and JMG on February 27,2006 announced they have signed a letter of intent to pursue a possible acquisition of JMG by JED.  The proposal would offer two-thirds of a share of common stock of JED for each share of common stock of JMG.  This exchange ratio is based on the “market to market” recent trading prices of JED and JMG stock and the transaction is subject to the receipt of independent third party opinions that the transaction is fair to both the shareholders of JMG and shareholders of JED.  Completion of the transaction is also subject to receipt of all required regulatory and stock exchange approvals in both the United States and Canada, and to the approval of the shareholders of both JMG and JED.  It is anticipated that all of the outstanding common shares, warrants and options of JMG will be converted at the above-mentioned exchange rate.  The JMG Board of Directors has extended the JMG warrants that were to expire in August and December of 2006 to January 15, 2007.

As with many development stage enterprises, JMG has not realized a profit from operations since its incorporation on July 16, 2004. The recovery of the Company’s assets and its ability to continue operations is dependent on successful production of economic quantities of hydrocarbons, obtaining additional financing to fund its exploration activity or the successful completion of the merger with JED discussed in the preceding paragraph.

2.  SIGNIFICANT ACCOUNTING POLICIES

These interim consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods, on a basis that is consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the summary of significant accounting policies and notes thereto included in the Company’s audited financial statements for the period from the date of incorporation on July 16, 2004 to December 31, 2005.

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

 Change in Accounting Principle

At December 31, 2005, the company has a stock-based employee compensation plan, which is described more fully in Note 5. Prior to January 1, 2006, the company accounted for the stock options granted to employees and directors under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation and for the stock options granted to consultants under the recognition and measurement provisions of FASB Statement No. 123. No stock-based employee and directors compensation cost was recognized in the Statement of Operations and Deficit for the year ended December 31, 2005 nor for the period from the date of incorporation on July 16, 2004 to December 31, 2004, as all options granted to employees and directors under that plan had an exercise price equal to the market value of the company’s common stock on the date of grant. Effective January 1, 2006, the company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized effective January 1, 2006 includes: (a) compensation cost for share-based options granted to employees and directors prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the company’s net loss for three-month period ended March 31, 2006, is $2,346 higher, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted loss per share for three-month period ended March 31, 2006 would have been $0.04 and $0.04, respectively, if the company had not adopted Statement 123(R), compared to reported basic and diluted loss per share of $0.04 and $0.04, respectively.

The following table illustrates the effect on net loss for the year ended December 31, 2005, for the period from the date of incorporation on July 16, 2004 to December 31, 2004 and for three-month period ended March 31, 2006 and loss per share if the company had applied the fair value recognition provisions of Statement 123 to options granted to employees and directors under the company’s stock option plan in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period on a straight-line basis.

	Three-month period ended March 31, 2006	Year ended December 31, 2005	Period from the date of incorporation on July 16, 2004 to December 31, 2004
Net Loss, as reported	$207,957	$6,272,351	$7,504,597
Add: Stock-based employees and directors compensation expenses included in reported net loss, net of related tax effects	$2,346	$-	$2,346
Deduct: Total stock-based employees and directors compensation expenses determined under fair value based method for all awards, net of related tax effects	$2,346	$213,634	$215,980
Pro Forma Net Loss	$207,957	$6,058,717	$7,290,963
Loss per share:
Basic and diluted—as reported	$0.04	$2.97	$3.74
Basic and diluted—pro forma	$0.04	$2.87	$3.63

3. PROPERTY AND EQUIPMENT

During the three month period ended March 31, 2006, the Company recorded a depletion provision related to its oil properties of  $197,000 (2005 - $nil). The company recorded a depletion and depreciation from the period from the date of incorporation July 16, 2004 to March 31, 2006 of $4,951,163, of this amount $4,245,233 related to impairment and $653,000 to depletion and $52,930 to deprecation.   Undeveloped land and other assets of  were $6,043,484 (2005-$2,216,294). These amounts were excluded from the depletion calculation for the three month period ended March 31, 2006 there was no production or depletion for the same period in 2005. During the three month period ended March 31, 2006 (2005 $nil) and the period from incorporation July 16, 2004 to March 31, 2006 the company did not capitalize any general and administration expenses.

                           March 31, 2006

                                       December 31, 2005

	Cost $	Accumulated depletion, depreciation and accretion, $	Net book value $	Net book value $
Petroleum and natural gas properties	14,685,276	4,896,703	9,788,573	9,014,228
Undeveloped Land	5,816,167	-	5,816,167	5,868,691
Other assets	227,317	52,930	174,387	190,120
	20,728,760	4,949,633	15,779,127	15,073,039

4. PROMISSARY NOTE

On February 8, 2006 a promissory note was issued to an unrelated third party, for a total of $1,500,000.  The terms of the agreement call for interest calculated at 12% per annum calculated and paid on a monthly basis.  The promissory note was repayable on March 30, 2006, but a letter of extension was issued on March 29, 2006 and the note is now due and payable on May 31, 2006.  All other terms of the original agreement remain the same.

5.   SHARE CAPITAL

a) Authorized

The Company has authorized 25,000,000 common shares, par value $.001, and 10,000,000 preferred shares, par value $.001. As of March 31, 2006 there were 5,086,832 common shares issued and outstanding. Preferred shares were converted into common shares of the Company subsequent to Company’s initial public offering on August 3, 2005.  No preferred shares are currently outstanding.

b) Issued and outstanding

	#	Capital Stock $	Additional Paid-in Capital $	Total $
Common Stock, $.001 par value:
Balance, at July 16, 2004 and December 31, 2004	250,000	250	999,750	1,000,000
Preferred shares converted to common stock	1,950,000	1,950	7,790,275	7,792,225
Issued for cash, pursuant to initial public offering	2,185,000	2,185	11,141,315	11,143,500
Warrants exercised for common stock	612,578	612	3,042,216	3,042,828
Share Issue Costs	-	-	(861,254)	(861,254)
Portion of proceeds attributed to share purchase warrants	-	-	(2,146,595)	(2,146,595)
Balance at December 31, 2005	4,997,578	4,997	19,965,707	19,970,704
Warrants exercised for common stock	89,254	90	420,680	420,770
Share Issue Costs	-	-	(2,897)	(2,897)
Portion of proceeds attributed to share purchase warrants	-	-	57,055	57,055
Balance at March 31, 2006	5,086,832	5,087	20,440,545	20,445,632
Preferred Stock:
Balance, at July 16, 2004 and December 31, 2004	1,950,000	1,950	7,798,050	7,800,000
Preferred shares converted to common stock	(1,950,000)	(1,950)	(7,790,275)	(7,792,225)
Share issue costs, net of tax	—	—	(2,900)	(2,900)
Portion of proceeds attributed to share purchase warrants	—	—	(4,875)	(4,875)
Balance at December 31, 2005 and March 31, 2006	—	—	—	—
Share Purchase Warrants
Balance, at July 16, 2004 and December 31, 2004	487,500	—	—	4,875
Issued pursuant to initial public offering	2,185,000	—	—	693,866
Issued pursuant to conversion of preferred shares	1,950,000	—	—	1,816,766
Warrants exercised for common stock	(612,578)	—	—	(364,037)
Balance at December 31, 2005	4,009,922	—	—	2,151,470
Warrants exercised for common stock	(89,254)			(57,055)
Balance at March 31, 2006	3,920,668	—	—	2,094,415
Total		5,087	20,440,475	22,540,044

c) Stock options

The Company has a stock option plan under which employees, directors and consultants are eligible to receive grants.  As of March 31, 2006, 446,750 shares were reserved for issuance under the plan.  Options granted under the plan generally have a term of five years to expiry and vest immediately when issued to directors and generally vest as to one-third on each of the first, second and third anniversaries of the grant date for employees and consultants.  The exercise price of each option equals the market value of the Company’s common stock on the date of grant. The following summarizes information concerning outstanding and exercisable stock options as of March 31, 2005:

	Number of options	Weighted average exercise price $
Outstanding as at December 31, 2004	260,000	4.00
Granted - April 5, 2005	387,750	5.00
Granted – July 21, 2005	79,500	5.00
Granted – August 19,2005	1,500	15.25
Granted – August 29,2005	5,000	14.74
Granted – November 1,2005	10,000	12.25
Cancelled	(260,000)	4.00
Cancelled	(4,500)	5.00
Options outstanding as at December 31, 2005	479,250
Cancelled	(32,500)	5.00
Options outstanding as at March 31, 2006	446,750
Exercisable as at March 31, 2006	250,000	5.00

d) Stock – based Compensation

Prior to August 3, 2005 the Company was private. Accordingly the expected volatility of the Company’s stock options granted during the period prior to August 3, 2005 had been set at a rate of 10%. The 13,000 stock options granted after the Company became public were set with an expected volatility of 50%. There were no stock options granted in the three month period ended March 31, 2006. The estimated fair value of the options is amortized over the options’ vesting period on a straight-line basis.  For the three-month period ended March 31, 2006 the stock option expense was $24,868 (2005 - $nil).  The stock option expense from the period of incorporation July 16, 2004 to March 31, 2006 was $103,457.

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

Statement 123(R) must be adopted by small-business issuers at the beginning of the first interim or annual period beginning after December 15, 2005.  Early adoption will be permitted in periods in which financial statements have not yet been issued.  We have adopted Statement 123(R) on January 1, 2006.

Statement 123(R) permits public companies to adopt its requirements using a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. The Company has adopted Statement 123(R) using the modified-prospective method.

e) Loss per share

For the three-month period ended March 31, 2006 the weighted average number of common shares outstanding were 5,036,049. (2005 – March 31, 2005 weighted average number of common shares outstanding were 250,000). All of the Company’s outstanding stock options and warrants currently have an anitdilutive effect on per common share amounts.  These stock options and warrants could be dilutive in future periods.

6.   RELATED PARTY TRANSACTIONS

On August 1, 2004 the Company entered into a technical services agreement with JED Oil Inc. (“JED”).  Under the Agreement, JED provides all required personnel, office space and equipment, at standard industry rates for similar services.  JED is considered an affiliate, because of its ownership interest in us and because two of our directors are directors of JED. This agreement was terminated on January 1, 2006; it was replaced by a joint services agreement, which operates to provide the above services on an as needed basis. There were no transactions under this agreement during the three-month period ended March 31, 2006.

JED paid on behalf of the Company for the three month period ended March 31, 2006 total of $nil (2005 - $342,270) and $582,505 for the period from incorporation, for general and administrative services and capital related expenditures.

JED also paid, in consideration for the assignment of JED’s interests in certain oil and gas properties, JED charged the Company for drilling and other costs related to those properties for the period ended March 31, 2006, in the amount of $1,249,917 (2005 - $85,085) and $2,802,014 for the period from incorporation. This amount for the period ended March 31, 2006 will be paid through the collection of joint venture receivables from unrelated third parties. Amounts payable, relating to the JED farm in, are due and payable on receipt of funds from the unrelated third party.

7.  ASSET RETIREMENT OBLIGATION

As at March 31, 2006, the estimated present value of the Company’s asset retirement obligation was $80,313 (2005 - $nil) based on estimated future cash requirements of $216,000, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $1,671 was recorded for the three months ending March 31, 2006, (2005 - $nil).  The accretion recorded from the period from incorporation July 16, 2004 to March 31, 2006 was $5,056.

Asset retirement obligation at December 31, 2005	$78,642
Liabilities incurred	-
Liabilities settled	-
Accretion expense	$1,671
Asset retirement obligation at March 31, 2006	$80,313

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

JMG Exploration, Inc

Management’s Discussion and Analysis or Plan of Operation

May 11, 2006 The following Management’s Discussion and Analysis (“MD&A”) of financial results as provided by the management of JMG Exploration, Inc. (“JMG”) should be read in conjunction with the unaudited consolidated financial statements and notes for the three months ended March 31, 2006, the audited financial statements and accompanying notes for the year ended December 31, 2005 and the managements discussion and analysis for the year ended December 31, 2005. This commentary is based upon information available to May 11, 2006.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements. All statements other than statements of historical facts contained herein, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "should," "plan," "expect" and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in "Risk Factors" of the Company’s Registration Statement dated August 3, 2005.

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

Finally, in the presentation of the MD&A, JMG uses two terms that are universally applied in analyzing corporate performance within the oil and gas industry but which regulators require that we provide disclaimers.

Barrel of Oil Equivalent (BOE) – The oil and gas industry commonly expresses production volumes and reserves on a “barrel of oil equivalent” basis (“BOE”) whereby natural gas volumes are converted at the ratio of six thousand cubic feet to one barrel of oil.  The intention is to sum oil and natural gas measurement units into one basis for improved analysis of results and comparisons with other industry participants.  Throughout this MD&A, JMG has used the 6:1 BOE measure which is the approximate energy equivalency of the two commodities at the burner tip.  BOE does not represent a value equivalency at the plant gate, which is where JMG sells its production volumes, and therefore may be a misleading measure if used in isolation.

Funds Flow from Operations (funds flow) – This measure is considered important within the oil and gas industry both in terms of measuring success in JMG’s historical operations and being an indicator of funding sources for on-going efforts to replace production volumes and increase reserve volumes.  United States GAAP requires that “funds flow from operating activities” be the measurement focus.  Funds flow is derived from “cash flow” as defined by JMG and then is adjusted for operating activity. JMG believes “funds flow” and “funds flow per share” to be more meaningful measures of our performance and therefore have used these terms throughout this MD&A.  Accordingly, we are required to advise the reader that:  (a) these are non-GAAP measure for purposes the United States accounting standards and (b) our determinations may not be comparable to those reported by other companies.

Overview

JMG was incorporated under the laws of the State of Nevada on July 16, 2004. We explore for oil and natural gas in the United States and Canada.

 Since incorporation, we have made direct property acquisitions and will be developing the oil and natural gas properties of others under arrangements in which we will finance the cost of exploration drilling in exchange for interests in the oil or natural gas revenue generated by the properties. Such arrangements are commonly referred to as farm-ins to us, or farm-outs by the property owners to us.

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

Other than our executive officers, we have no operating personnel and have entered into a revised technical services agreement with JED Oil Inc., (“JED”). to provide us office space, equipment and all required personnel, including drilling, field operations and related administrative services on an as needed basis. These services are billed to JMG on a quarterly basis at standard industry rates for similar services.  JED is considered an affiliate of ours because of its ownership interest in us and because two of our directors are directors of JED. (See “ Related Party Transactions” of this management discussion and analysis)

We entered into the 2nd Amended and Restated Agreement of Business Principles with JED and Enterra Energy Trust, effective August 1, 2004.   Under the agreement, JED and Enterra shall offer farm-outs to us of exploratory drilling prospects, and we shall offer farm-outs to JED of developed drilling prospects from Enterra and us.  The agreement contemplates that we will pursue exploratory drilling, JED will pursue development drilling, and Enterra will pursue developed and producing assets.  Under the agreement, if we accept a farm-in, we will pay all of the exploration drilling costs and will earn 70%, or a mutually agreeable percentage, of the interest in the producing zones of the wells we drill.  This arrangement provides us with exploration projects developed by JED and Enterra and not just those we identify independently.  Under our farm-outs to JED, JED will pay all of the drilling costs and will earn 70%, or a mutually agreeable percentage, of our interest in the producing zones of the wells drilled under the farm-out.  This arrangement provides us with the potential for a carried working interest in new wells for which we will have no costs.

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

To date, JMG has assembled substantial land positions in North Dakota and Wyoming and participated in the drilling of nine gross (4.1 net) wells with 100% success rate proving up significant future development.  Six of the nine wells drilled to date were on production in late 2005 with the other three wells have come on production this quarter.  Our average production for the first quarter of 2006 was 115 boe/d.

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

Financial operations overview

	Q1 2006	Q1 2005	Change

Petroleum and natural gas revenue	634	-	634
Net loss	(208)	(217)	9
Per share basic and diluted	(0.04)	(1.64)	1.60
Exit production rate (boe/d)	132	-	132
Funds flow from operations (1)	(25)	(183)	158
Per share – basic and diluted	(0.01)	(0.73)	0.72
Weighted average number of shares outstanding - basic	5,036	250	4,786

(1)

Funds flow, from operations and loss from operations are non-GAAP measures.  Funds flow, from operations and loss from operations are reconciled to GAAP loss in funds flow from operation section of this management discussion and analysis.

Quarterly Information

Quarterly information (In US$ thousands, except per share data)
	Q1 2006	Q4 2005	Q3 2005	Q2 2005	Q1 2005	Q4 2004	Q3 2004	Q2 2004
Revenue	634	398	449	8	0	-	-	-

Loss from operations	(208)	(4,435)	(695)	(467)	(217)	(627)	(74)	-
Per share, basic and diluted	(0.04)	(0.91)	(0.26)	(2.65)	(1.64)	(3.24)	(0.30)	-

Net loss	(208)	(4,435)	(695)	(467)	(217)	(627)	(74)	-
Per share, basic and diluted	(0.04)	(0.91)	(0.26)	(2.65)	(1.64)	(3.24)	(0.30)	-

2 Year Summary

Summarized financial and operational data (In US$ thousands except for volumes and per share amounts)
	Period ended March 31,
	2006	2005
Revenue	634	-

Funds flow from operations(1)	(25)	(183)

Loss from operations(1)	(208)	(217)
Loss from operations per share – basic and diluted (1)	(0.04)	(1.64)

Net loss	(208)	(217)
Net loss per share – basic and diluted	(0.04)	(1.64)

Weighted average number of shares – basic and diluted	5,036	250

Total assets	19,115	8,683
Total long-term debt	Nil	Nil

(1) Funds flow, from operations and loss from operations are non-GAAP measures.  Funds flow, from operations and loss from operations are reconciled to GAAP loss in funds flow from operation section of this management discussion and analysis.

Results of operations

Revenue.       Our revenue is dependent upon success in finding and developing oil and natural gas reserves. Our ownership interest in the production from these properties is measured in Boe per day, a term that encompasses both oil and natural gas production. Revenues were $633,611 for the three month period ended March 31, 2006, there was no revenue for the same period in 2005.  This revenue related to production sales from two Bakken exploratory wells, two Midale exploratory wells and two non-operated Midale wells in North Dakota together with revenue from two non-operated wells in Wyoming.    Total revenue from incorporation July 16, 2004 to March 31, 2006 was $1,488,475.

  Three-month period ended March 31, 2006 compared to three month period ended March 31, 2005 and period from incorporation July 16, 2004 to March 31, 2006.

For the	Three month period ended March 31,		Percentage Increase	Period from the date of incorporation on July 16, 2004 to March 31,
	2006	2005		2006
Production (Boe)	12,060	-	100%	27,509

Average Price	$52.53	-		$54.11

Revenues	$633,611	-	100%	1,488,475

Critical to our revenue stream from any production activities is the market price for crude oil and natural gas.  Commodity benchmark prices for crude oil and natural gas were as follows:

	2006	2005
	March 31,	December 31,
West Texas Intermediate grade crude oil, per barrel	$62.69	$59.78

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

Royalty expense.    Royalty expense is based on the percentage royalties calculated by applying the applicable royalty rate or formula.  The royalties for the three-month period ended March 31, 2006 were $180,876 there were no revenues or related royalties for the same period in 2005. Total royalties from incorporation July 16, 2004 to March 31, 2006 were $408,280.

Three-month period ended March 31, 2006 compared to three month period ended March 31, 2005 and period from incorporation July 16, 2004 to March 31, 2006.

Three month period ended March 31,	2006	% of revenue	2005	% of revenue	Percentage Increase	Period from the date of incorporation on July 16, 2004 to March 31, 2006	% of revenue
Royalty expense	$180,876	28.5%	-	-	100%	$408,280	27.4%

Royalty expense per Boe:	$15.00	-	-	-		$14.84

Interest income.    Interest for the periods ending March 31, 2006 and 2005 respectively are $nil and $73,323. Interest has decreased due to the repayment of the promissory note and interest by an unrelated industry partner on June 28, 2005. Total interest from incorporation July 16, 2004 to March 31, 2006 was $185,091.

Production expense.    Production costs include operating costs associated with field activities. Production expenses for the three month period ended March 31, 2006 were $135,462; there was no production for the same period in 2005.  Initially these costs as a percentage of revenue will be higher than desired due to recently commencing operations, but as production and revenue increase these costs should fall within industry ranges. Total production expenses from incorporation July 16, 2004 to March 31, 2006 were $325,060.

Three-month period ended March 31, 2006 compared to three month period ended March 31, 2005 and period from incorporation July 16, 2004 to March 31, 2006.

Three month period ended March 31,	2006	% of revenue	2005	% of revenue	Percentage Increase	Period from the date of incorporation on July 16, 2004 to March 31, 2006	% of revenue
Production expense	$135,462	21.4%	-	-	100%	$325,060	21.8%

Production expense per Boe:	$11.23	-	-	-		$11.82

General and administrative expense.    General and administrative expense relates to compensation and overhead for executive officers and fees for general operational and administrative services.  We have ontracted out all field personnel and equipment necessary for exploration activities, and for related administrative functions.  During the three month period ended March 31, 2006 the amount for general and administrative expenses were $268,495 compared with $256,342 for the same period in 2005.  Total general and administrative expenses from incorporation July 16, 2004 to March 31, 2006 were $2,323,267.

Three-month period ended March 31, 2006 compared to three month period ended March 31, 2005 and period from incorporation July 16, 2004 to March 31, 2006.

Three month period ended March 31,	2006	2005	Percentage Increase	Period from the date of incorporation on July 16, 2004 to March 31, 2006
General and administrative expense	$268,495	$256,342	5%	$2,323,267

Stock–based Compensation.    The Company has a stock option plan under which employees, directors and consultants are eligible to receive grants.  The Corporation accounts for the stock option granted to consultants using the fair value recognition provisions of SFAS No. 123.  Stock compensation expense for the three month period ended March 31, 2006 was as $24,868.  There was no stock based compensation for the three-month period ended March 31, 2005.  The Company has adopted Statement 123(R) using the modified-prospective method, therefore for the three month period ended March 31, 2006 the stock based compensation was a result of expensing the stock options for employees as well as consultants on a straight line basis using the Black-Scholes option pricing model.   The total stock-base compensation expense from incorporation July 16, 2004 to March 31, 2006 was $103,457.

Geophysical and geological expense.    There were no geophysical and geological expenses for the three month period ended March 31, 2006 or March 31, 2005. Under the successful-efforts method, costs such as geological and geophysical, exploratory dry holes and delay rentals are expensed as incurred. The costs in 2005 related to the expensing of acquisition costs of seismic data as well as the expensing of land deposits, which had expired. Total geophysical and geological expenses from incorporation July 16, 2004 to March 31, 2006 were $256,484.

Depletion, depreciation expense.   Depletion, depreciation and accretion expense were $206,299 for the three months ending March 31, 2006 and $34,316 for the same period in 2005.  This increase was due to the depletion recorded in the current year, (2005 -$nil). Depletion was only recorded in the third and fourth quarters of 2005 due to commencement of production.  In 2005 the company’s impairment that was recorded that related to properties located in Wyoming and North Dakota.  This impairment is a result of unsuccessful work programs and production evaluation work performed during 2005. The impairment equals the excess of the aggregate carrying value of PP&E over the discounted (10%) cash flows, which are expected to result from the Company’s proved plus probable reserves from these fields. The company also recorded impairment in 2005 when it terminated operations in the Fiddler Creek area and abandoned any further plans for development in the area. Impairment ($470,642) was recorded for 2004 for the work programs and production evaluation work performed on the Cut Bank property that resulted in no commercial quantities of oil.  We have abandoned all planned activities in this prospect. Total depletion and depreciation expenses from incorporation July 16, 2004 to March 31, 2006 were $4,951,163.

Three-month period ended March 31, 2006 compared to three month period ended March 31, 2005 and period from incorporation July 16, 2004 to March 31, 2006.

Three month period ended March 31,	2006	% of revenue	2005	% of revenue	Percentage Increase	Period from the date of incorporation on July 16, 2004 to March 31, 2006	% of revenue
Depletion, depreciation expense	$206,299	32.6%	$34,316	-	501%	$4,951,163	333.0%

Depletion, depreciation expense per Boe:	$17.12	-	-	-		$179.98

Accretion expense.   As at March 31, 2006, the estimated present value of the Company’s asset retirement obligation was $80,313 based on estimated future cash requirements of $216,000, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $1,671 was recorded for the three months ending March 31, 20065. There was no accretion expense for the period ending March 31, 2005. Total accretion expense from incorporation July 16, 2004 to March 31, 2006 was $5,056.

Preferred dividend.  In August 2004, we issued 1,950,000 shares of preferred stock, which paid a 10% annual dividend on a quarterly basis.  In August 2005, all holders of our preferred stock converted to common stock following the effectiveness of our registration statement.  Dividends have been paid up to the date of conversion August 3, 2005. Total preferred dividends paid  from incorporation July 16, 2004 to March 31, 2006 were $781,499.

Income taxes.  Due to the loss, the company did not pay or record any income taxes in the period ended March 31, 2006 and March 31, 2005.

Earnings (Loss).   Both the loss from operations and the net loss are presented below.

Three-month period ended March 31, 2006 compared to three month period ended March 31, 2005 and period from incorporation July 16, 2004 to March 31, 2006.

For the three month period ended March 31,	2006	% of revenue	2005	Percentage Decrease	Period from the date of incorporation on July 16, 2004 to March 31, 2006	% of revenue
Loss from operations	($207,957)	(32.8%)	($217,335)	(4.32%)	(6,723,098)	(451.7%)
Income taxes	-	-	-	-	-
Net loss	($207,957)	(32.8%)	($217,335)	(4.32%)	(6,723,098)	(451.7%)

Loss from operations per Boe	($17.24)	-	-	-

Per share information

Loss from operations per Share
Net loss per share	($0.04)		($1.64)		(3.74)
Average number of shares outstanding	5,036,049		250,000		2,006,227

Funds flow from operations.   It is management’s view that funds flow from operations is a useful measure of performance and a good benchmark when comparing results from year to year or quarter to quarter.  Funds flow from operations is a non-GAAP measure, reconciled with GAAP net earnings in the table below.

Three-month period ended March 31, 2006 compared to three month period ended March 31, 2005 and period from incorporation July 16, 2004 to March 31, 2006.

For the three month period ended March 31,	2006	2005	Period from the date of incorporation on July 16, 2004 to March 31, 2006
Net loss	($207,957)	($217,335)	($6,723,098)
Add back
Stock based compensation	$24,868	-	103,457
Geophysical and geological	-	-	256,484
Depletion and deprecation	$206,299	34,316	4,951,163
Accretion	$1,671	-	5,056

Funds flow from Operations	($24,881)	($183,019)	($1,406,938)

Funds flow from operations as a percentage of production revenue	(3.93%)	-	(0.95%)
Funds flow from operations per Boe	($2.06)	-	($51.14)

Per share information
Funds flow from operations per share	($0.01)	($0.73)	($0.70)
Average number of shares outstanding	5,036,049	250,000	2,006,227

Capital Expenditures

Capital expenditures for the three months ended March 31, 2006 were $1,097,006, net of capital accrual and $2,186,386 for the period ended March 31, 2005.  For period from incorporation July 16, 2004 to March 31, 2006, the capital expenditures net of the capital accrual were $18,986,970.

Liquidity and capital resources

Cash flows and capital expenditures

At March 31, 2006, we had $652,136 in cash and cash equivalents. Since our incorporation, we have financed our operating cash flow needs through private and public offerings of equity securities as well as a promissory note for $1,500,000. On February 8, 2006 a promissory note was issued for a total of $1,500,000.  The promissory note was repayable on March 30, 2006, but a letter of extension was issued on March 29, 2006 and the note is now due and payable on May 31, 2006.

Upon the closing of our initial public offering on August 3, 2005, the Company issued 2,185,000 shares of common stock at a price of $5.00 and 2,185,000 warrants at a price of $0.10 for gross proceeds of $11,143,500.

We have no plans for any future issues of equity securities other than in conjunction with the exercise of outstanding warrants, and pursuant to our employee equity compensation plan. Any additional exploration activities are dependent upon the exercise of our outstanding warrants, which are summarized in the table below.  In the event funds from the exercise of warrants are unavailable, we will delay our exploration activities until alternative sources of capital are obtained, such as production revenue and farm out agreements on our properties or sale of our properties. The 2,185,000 warrants from the initial public offering are trading on the Archipelago Exchange under the symbol (JMG+).  The warrants issued with the preferred shares 1,950,000 at $4.25 and 487,500 at $6.00 are not trading and were outstanding upon the closing of our initial public offering on August 3, 2005.

Warrant summary as of March 31, 2006.	Number of warrants outstanding	Exercise price	Maximum proceeds
Warrants issued in the preferred stock private placement	375,187	$ 6.00	$2,251,122
Warrants issued upon conversion of preferred stock	1,739,500	4.25	$7,392,875
Warrants issued our initial public offering	1,805,981	5.00	$9,029,905
	3,920,668	$4.25 - $6.00	$ 18,673,902

Cash flow used in operations.  Cash utilized by operating activities was $1,301,706 for the three months ended March 31, 2006 and cash was provided by operating activities for the three months ended March 31, 2005 in the amount of $187,562. The increase in the use of cash was partially attributable to the decrease in accounts payable of $1,844,389, accounts payable to JED of $146,349 this was offset by an increase in prepaid expenses and deposits of $126,938 and by the increase in accounts receivable of $791,089. Depreciation and depletion and accretion expense were $207,970 for the three-month period ending March 31, 2006 and $34,316 for the same period in 2005. The stock-based compensation was $24,868 for the period ending March 31, 2006 and $nil for the period ended March 31, 2005.

Cash utilized by operating activities was $3,010,004 for the period from incorporation on July 16, 2004 to March 31, 2006. The use of cash was principally attributable to the net loss of the period of $6,723,098 decreased by the change in accounts payable of $1,592,223 and prepaid expenses of $161,639.  This is offset by the increase in accounts receivables of $282,488 and due to JED Oil Inc of $140,607.

Cash flow used in investing activities       Cash utilized for the three-month period ended March 31, 2006 was $1,097,006 (2005 - $1,511,386). Cash utilized in investing activities was $19,575,721 for the period from incorporation on July 16, 2004 to March 31, 2006 and was principally attributable to $18,986,970 in property and equipment purchased for our exploration prospects which included the following: the Hooligan Draw prospect of $1,517,679, the Cut Bank prospect of $416,299, the Fiddler Creek prospect of $163,800, the Bakken prospect $3,112,797 the Rindal prospect $3,581,769, the two Candak prospects $5,324,611, and $5,270,602 invested in connection with a farm-in agreement and direct purchase of acreage for several prospects in the Bakken Zone of North Dakota which comprised our Candak prospect, Myrtle Beach prospect and Bluffton prospects.  In November 2004, we loaned Fellows Energy $1,500,000, with interest at a rate of 18% per annum and a fixed and specific charge on all the assets provided as collateral.  The promissory note was due and payable in two installments: the first installment of $750,000 plus accrued interest was received February 2005, and the second, for the remaining balance and all accrued and unpaid interest thereon, was due April 30, 2005.  The first installment has been paid, including accrued interest to date.  In May 2005, we accepted the remaining 50% working interest in the contracted lands we did not already own as payment in full on the final installment of the note due from Fellows Energy, including accrued interest to date.  We granted Fellows an option through June 30, 2005 to reacquire an undivided 50% interest in the exploration and development lands for $391,249.  The option was exercised on June 28, 2005.

Cash flow used in financing activities.  Cash provided by financing activities was $ $1,917,873 for the three-month period ended March 31, 2006 this was attributable to the promissory note of $1,500,000 and warrants that were exercised during the period for $417,873 (2005 - $nil).

Cash provided by financing activities was $23,258,548 for the period from incorporation on July 16, 2004 to March 31, 2006 and was attributable to two private placements completed in 2004 and the initial public offering on August 3, 2005.  We realized $1,000,000 from the sale of common stock to JED.  We realized $7,797,100 from the sale of 1,950,000 units consisting of preferred stock and warrants.  Upon the closing of our initial public offering on August 3, 2005, the Company issued 2,185,000 shares of common stock at a price of $5.00 and 2,185,000 warrants at a price of $0.10 for net proceeds of $10,301,250. The issuance of a promissory note also provided cash in the amount of $1,500,000. We have warrants outstanding exercisable into shares of our common stock at prices ranging from $4.25 to $6.00 per share, which expire in one to one and a half years from the date of our initial offering.  These sources of financing were offset by $781,499 in preferred dividends paid during the period. All holders of preferred stock converted their preferred stock in common stock following the effectiveness of our registration statement. Dividends have been paid up to the date of conversion.

Changes in critical accounting estimates

Stock-based compensation

Effective January 1, 2006, the company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized effective January 1, 2006 includes: (a) compensation cost for share-based options granted to employees and directors prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated. Prior to January 1, 2006, the company accounted for the stock options granted to employees and directors under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation and for the stock options granted to consultants under the recognition and measurement provisions of FASB Statement No. 123. No stock-based employee and directors compensation cost was recognized in the Statement of Operations and Deficit for the year ended December 31, 2005 nor for the period from the date of incorporation on July 16, 2004 to December 31, 2004, as all options granted to employees and directors under that plan had an exercise price equal to the market value of the company’s common stock on the date of grant.

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

Related Party Transactions

On August 1, 2004 the Company entered into a technical services agreement with JED Oil Inc. (“JED”).  Under the Agreement, JED provides all required personnel, office space and equipment, at standard industry rates for similar services.  JED is considered an affiliate of ours because of its ownership interest in us and because two of our directors are directors of JED. This agreement was terminated on January 1, 2006; it was replaced by a joint services agreement, which operates to provide the above services on an as needed basis. There were no transactions under this agreement during the three-month period ended March 31, 2006.

JED paid on behalf of the Company for the three month period ended March 31, 2006 total of $nil (2005 - $342,270) and $582,505 for the period from incorporation, for general and administrative services and capital related expenditures.

JED also paid, in consideration for the assignment of JED’s interests in certain oil and gas properties, JED charged the Company for drilling and other costs related to those properties for the period ended March 31, 2006, in the amount of $1,249,917 (2005 - $85,085) and $2,802,014 for the period from incorporation. This amount for the period ended March 31, 2006 will be paid through the collection of joint venture receivables from unrelated third parties. Amounts payable, relating to the JED farm in, are due and payable on receipt of funds from the unrelated third party.

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

Interest Rate Risk.  Interest rate risk will exist principally with respect to any future indebtedness that bears interest at floating rates. At March 31, 2006, we had no indebtedness that bears a floating interest rate and do not contemplate utilizing this type of indebtedness as a means of financing our exploration activities.

Outlook and Proposed Transactions

The year ended December 31, 2005 was the start up period for JMG and should be viewed as such.  The focus in 2005 was to assemble a significant land position with initial drilling to commence in the latter part of 2005 carrying into 2006.  The majority of JMG’s drilling has taken place in early 2006 or the latter part of the fourth quarter of 2005.  The Company has begun generating production volumes starting in the third quarter of 2005.

JMG and JED announced in January 2006 that they are pursuing a possible merger in which JMG would merge with a wholly owned subsidiary of JED in the U.S., and JMG's securities would be exchanged for securities of JED on the basis of two-thirds of a JED common share for each JMG common share.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes to the information included in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2005 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

There have been no material changes to the information included in Item 9A. “Evaluation of Disclosure Controls and Procedures” in our 2005 Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

     There was no change in JMG’s internal control over financial reporting during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, JMG’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     There have been no material changes to the information included in Item 3. “Legal Proceedings” in our 2005 Annual Report on Form 10-K.

Item 1A. Risk Factors

     There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2005 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits

     (a) Exhibits required by Item 601 of Regulation S-K are as follows:

Exhibit
Number

31.1	Certification of Herman S. Hartley, Chief Executive Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joanne R. Finnerty, Chief Financial Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Herman S. Hartley, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joanne R. Finnerty, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JMG Exploration, Inc

Date May 12, 2006	/s/ Herman S. Hartley
Herman S. Hartley
Chief Executive Officer and President

/s/ Joanne R. Finnerty
Joanne R. Finnerty
Chief Financial Officer