Form 10-K/A
JMG Exploration, Inc.
filed 2006-06-30
CIK 1299967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K
AMENDMENT NO. 2

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

Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2005, as filed on April 6, 2006 and amended on April 10, 2006 (the “Original Filing”), and is being filed to include Items from 10 to 13 of Part III that was not included in the original filing of the 10-K.

The remainder of the information contained in the Original Filing is not amended hereby and shall be as set forth in the Original Filing. This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure in this Amendment to speak to any later date.

PART III

Item 10: Directors and Executive Officers of the Registrant

Our directors and executive officers are:

Name	Age	Positions
Joanne R Finnerty	47	Chief Financial Officer
Reginald Greenslade.	43	Chairman,Director and ceo
Reuben Sandler, Ph.D.	69	Director
Thomas J. Jacobsen	70	Director
Joseph W. Skeehan	65	Director
Donald P Wells	41	Director

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

Thomas J. Jacobsen.  Mr. Jacobsen has been our Chairman since August 2004, he resigned as Chairman in September 2005.  He was the President and Chief Operating Officer of JED from September 2003 to November 2004 when he resigned as President and Chief Operating Officer and assumed the position of Chief Executive Officer.  He has been a Director of JED since September 2003. Mr. Jacobsen joined Westlinks Resources Ltd., a predecessor of Enterra, as a director in February 1999, and was appointed Executive Vice President, Operations in October 1999. In October 2000, he resigned from this position and was appointed Vice Chairman of the Board of Directors. Mr. Jacobsen became Enterra’s Chief Operating Officer in February 2002 and served in that position until November 2003. Mr. Jacobsen has more than 40 years experience in the oil and gas industry in Alberta and Saskatchewan including serving as President, Chief Operating Officer and a director of Empire Petroleum Corporation from June 2001 to April 2002, President and Chief Executive Officer of Niaski Environmental Inc. from November 1996 to February, 1999, President and Chief Executive Officer of International Pedco Energy Corporation from September 1993 to February 1996, and President of International Colin Energy Corporation from October 1987 to June 1993.  Mr. Jacobsen served as a director of Rimron Resources Inc., formerly Niaski Environmental Inc. from February 1, 1997 to April 1, 2003. Niaski's proposal to its creditors under the Bankruptcy and Insolvency Act (Canada) was accepted in April 2000 and Niaski was discharged in May 2001.

Reuben Sandler, Ph.D.  Dr. Sandler has been a director since August 2004. He is the Chairman and Chief Executive Officer of Intelligent Optical Systems, Inc., positions he has held since 1999.  He was President and Chief Information Officer for MediVox, Inc., a medical software development company, from 1997 to 1999. He was a director of PASW, Inc. from 1999 to 2000 and a director of Alliance Medical Corporation from 1999 to 2002. From 1989 to 1996, he was an Executive Vice President for Makoff R&D Laboratories, Inc. Dr. Sandler received a Ph.D. from the University of Chicago and is the author of four books on mathematics. He currently serves on the Board of Directors of MediVox, Inc. and Alliance Medical Corporation and is an advisor to the Boards of Directors of Optec Ventures, LLC, Optical Security Sensing, LLC, and Optinetrics, Inc.

 Reginald (Reg) J. Greenslade.  Mr. Greenslade has beenacting as interim Chief Executive Officer (ceo), since June 28, 2006.  Mr. Greenslade has been serving as Chairman and Director of JMG Exploration, Inc.  since  September  2005. Mr. Greenslade has also been serving as Chairman and Director of JED Oil since November 2003. He was President, CEO and Director of Enterra Trust from January 2005 until June1, 2005 when he resigned as President and CEO, he served as Chairman of the Enterra Board until his resignation on March 31, 2006.  He was a director of PASW Inc., a software development company, from February 2001 to July 2001. From 1995 until the formation of Enterra, Mr. Greenslade was the President, CEO and Director of Big Horn Resources Ltd. Prior to his position with Big Horn, Mr. Greenslade was with CS Resources Limited in the areas of exploitation engineering and project management from 1993 to 1995. Prior to 1993, Mr. Greenslade was employed by Saskatchewan Oil and Gas Corporation in the capacities of project management, production, and reservoir engineering. He has extensive experience with secondary recovery schemes and is recognized for his work in the specialized field of horizontal well technology. All the above companies were publicly traded in either the U.S., Canada, or both, during the periods indicated.

Joseph W. Skeehan.  Mr. Skeehan has been a director since August 2004.  He has been the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980.  Skeehan & Company is registered with the SEC Practice Division of the AICPA.  He has been a Certified Public Accountant since 1978 and received a Bachelor of Science degree from California Polytechnic State University, San Luis Obispo in 1976.

Donald Wells.  Mr. Wells has been a director since July 1, 2005.  He is the Chief financial Officer of Wetzel’s Pretzels, LLC, a position held since 1997. Wetzel’s Pretzels LLC is a franchisor of fresh pretzel bakeries with approximately 200 stores in shopping malls across the United States. He also serves on the Boards of Directors for I Sold It, LLC and Biocomp, Inc. He has held the position of Chief financial Officer with four private manufacturing companies prior to his present position.

Board of Directors

Our board of directors is comprised of five directors.  Our directors serve one year terms, or until an earlier resignation, death or removal, or their successors are elected. There are no family relationships among any of our directors or officers.

Directors do not receive compensation for service on the board of directors.  We reimburse our directors for their out-of-pocket costs, including travel and accommodations, relating to their attendance at any board of directors meeting. Directors are entitled to participate in our equity compensation plan.  In 2005, we granted our Chairman of the Board 30,000 options, our chairman of the Audit Committee -  40,000 options, our Chief Executive Officer and President, Chief Financial Officer 30,000 options and other non-employee directors - 30,000 options, each to purchase an equal number of shares of common stock at $5.00 per share.  These grants replaced options granted in August 2004 at an exercise price of $4.00 per share that were cancelled.

Committees of the Board of Directors

Audit committee

Our audit committee consists of Mr. Skeehan, committee chairman and designated financial expert, Mr. Wells and Dr. Sandler.  All members of our audit committee are independent directors. The audit committee reviews in detail and recommends approval by the full board of directors of our annual and quarterly financial statements, recommends approval of the remuneration of our auditors to the full board, reviews the scope of the audit procedures and the final audit report with the auditors, and reviews our overall accounting practices and procedures and internal controls with the auditors.

Compensation committee

Our compensation committee consists of Mr. Greenslade, committee chairman, Mr. Skeehan and Mr. Jacobsen, all of whom are independent directors. The compensation committee recommends approval to the full board of directors of the compensation of the Chief Executive Officer, the annual compensation budget for all other employees, bonuses, grants of stock options and any changes to our benefit plans.

Corporate Governance Committee

Our corporate governance committee consists of Dr. Sandler, the committee chairman, and Mr. Skeehan, Mr. Wells and Mr. Jacobsen. The corporate governance committee determines the scope and frequency of periodic reports to the board of directors concerning issues relating to overall financial reporting, disclosure and other communications with all stockholders.

Code of Ethics

We have adopted a Code of Conduct effective January 1, 2005, which applies to all of our employees, consultants, officers and directors. It establishes standards of conduct for individuals and also individual standards of business conduct and ethics. In addition it sets out our policies in relation to our employees on such issues as discrimination, harassment, privacy, drugs, alcohol, tobacco and weapons. The Code of Conduct is attached as an exhibit to Form 10-K/A filed on April 10, 2006 and will be placed on our website — www.jmgexploration.com — when its construction is completed.  We will provide such Code of Conduct in print, free of charge, to any investor who requests it by writing to:  Suite 2600, 500 4th Avenue S.W. Calgary Alberta, Canada T2P 2V6.

Delinquent Form 4 as required under Item 405 of Regulation S-K.

Director

/Officer

Date of Earliest

Form      10% Owner

Transaction

Date of Filing

4

Herman S Hartley

Officer

08/03/2005

10/02/2005

4

Thomas J Jacobsen

Director

08/03/2005

10/02/2005

4

Fred P Heller. Trustee

for Heller 2002 Trust

10% Owner

08/03/2005

08/25/2005

4

Joseph W Skeehan

Director

08/03/2005

08/25/2005

4

Rueben Sandler

Director

08/03/2005

08/25/2005

4

Joanne R Finnerty

Officer

08/03/2005

08/25/2005

1

Item 11: Executive Compensation

The following table provides a summary of annual compensation for our executive officers for the period from incorporation July 16, 2004 to December 31, 2005 and pro forma compensation representing compensation on an annual basis.   We do not have employment agreement with either of our executive officers.

	Annual compensation			Long-term compensation	All other compensation
Name and principal position	Annualized salary	Actual salary	Bonus	Securities underlying options (1)
H. S. (Scobey) Hartley - Chief Executive Officer and President
2005	$121,000	$121,000	$29,000	30,000	-
2004	$1	-	-	40,000	-
N/a
Joanne R. Finnerty - Chief Financial Officer (2)					-
2005	$ 94,000	$ 43,000	$10,300	30,000
N/a
Randall M. Gates - Chief Financial Officer (3)
2005	$ 42,000	$ 21,000			$ 25,180
2004	$ 42,000	$ 17,500	-	40,000	$ 39,203

(1)

All option grants were made pursuant to the equity compensation plan and represent options to purchase shares of our common stock at $4.00 per share.  These options were cancelled in April 2005 and replaced with 30,000 options each to purchase shares of our common stock at $5.00 per share.

(2)

Ms. Finnerty began employment with JMG in July 2005.

(3)

Mr. Gates serves on a part-time basis for a monthly salary of $3,500 and was also paid $39,203 for activities related to the preparation of our registration statement on Form SB-2.

Stock options granted during the most recently completed financial year

The following table discloses the grants of options to purchase or acquire shares of common stock to our executive officers during the period indicated.

Option grants during the period from incorporation on July 16,  2004 to December 31, 2005

	Individual grants				Potential realizable value at assumed annual rate of stock price appreciation for option term (3)
	Number of Securities underlying options	Percentage of total options granted to employees in period from incorporation July 16, 2004 to December 31, 2005	Exercise price per share	Expiration date
					5%	10%
H. S. (Scobey) Hartley	30,000 (1)	6.5%	$5.00	April 2010	$57,000	$307,000
Joanne R. Finnerty (2)	30,000	6.5%	$5.00	July 2010	$57,000	$307,000

(1)

Granted under our equity compensation plan. The options are fully vested and exercisable.  In April 2005 these grants were issued for 30,000 options to acquire shares of common stock at $5.00 per share, expiring in April 2010.

(2)

In July 2005 we granted under our equity compensation plan, 30,000 options to acquire shares of common stock at $5.00 per share, expiring in July 2010. These options will vest as to one-third on each of the first, second and third anniversaries of the grant date.

(3)

Potential realizable values are net of exercise price, but before taxes associated with exercise. Amounts representing hypothetical gains are those that could be achieved if options are exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with rules of the Securities and Exchange Commission based on the assumed price of $5.00 per share, and do not represent our estimate or projection of the future stock price.

Option exercises in last fiscal year and fiscal year-end option values

The following table sets forth the number and value of securities underlying options held as of December 31, 2005.

	Number of shares acquired	Value realized	Number of shares underlying unexercised options at December 31, 2005		Value of unexercised in-the-money options at December 31, 2005
			Exercisable	Unexercisable	Exercisable	Unexercisable
H.S. (Scobey) Hartley	-	-	30,000	-	$224,700	-
Joanne R. Finnerty	-	-	-	30,000	-	$ 224,700

Item 12: Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

Equity compensation plan

Our board of directors and stockholders approved our equity compensation plan in August 2004. We have authorized a total of 10% of the number of shares outstanding for issuance under this plan. For the purposes of this calculation, the number of shares outstanding includes securities.  A total of 509,000 shares of common stock are authorized for grant of which 446,750 options have been granted under the plan to officers, directors, employees and consultants. All outstanding options are exercisable at a price per share of $5.00 and expire five years from the date of issuance. Options issued to directors are fully vested upon grant.  All other grants vest over a period of three years.

Under the equity compensation plan, employees, non-employee members of the board of directors and consultants may be awarded stock options to purchase shares of common stock. Options may be incentive stock options designed to satisfy the requirements of Section 422 of the U.S. Internal Revenue Code, or non-statutory stock options which do not meet those requirements. If options expire or are terminated, then the underlying shares will again become available for awards under the equity compensation plan.

The equity compensation plan is administered by the compensation committee of the board of directors. This committee has complete discretion to:

•

determine who should receive an award;

•

determine the type, number, vesting requirements and other features and conditions of an award;

•

interpret the equity compensation plan; and

•

make all other decisions relating to the operation of the equity compensation plan.

 The exercise price for non-statutory and incentive stock options granted under the equity compensation plan may not be less than 100% of the fair market value of the common stock on the option grant date.  The compensation committee may also accept the cancellation of outstanding options in return for a grant of new options for the same or a different number of shares at the same or a different exercise price.

If there is a change in our control, an unvested award will immediately become fully exercisable as to all shares subject to an award. A change in control includes:

•

a merger or consolidation after which our then current stockholders own less than 50% of the surviving corporation;

•

a sale of all or substantially all of our assets; or

•

an acquisition of 50% or more of our outstanding stock by a person other than a corporation owned by our stockholders in substantially the same proportions as their stock ownership in us.

In the event of a merger or other reorganization, outstanding stock options will be subject to the agreement of merger or reorganization, which may provide for:

•

the assumption of outstanding awards by the surviving corporation or its parent;

•

their continuation by us if we are the surviving corporation;

•

accelerated vesting; or

•

settlement in cash followed by cancellation of outstanding awards.

The board of directors may amend or terminate the equity compensation plan at any time. Amendments are subject to stockholder approval to the extent required by applicable laws and regulations. The equity compensation plan will continue in effect unless otherwise terminated by the board of directors.

Equity compensation plan information as of December 31, 2005
Plan category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plan approved by security holders	479,250	$5.28	20,508
Equity compensation plans not approved by security holders	-	-	-
Total	479,250	$5.28	20,507

Beneficial Ownership of Common Stock

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2006, by:

•

each of our executive officers and directors;

•

all executive officers and directors as a group; and

•

each person who is known by us to beneficially own more than 5% of our outstanding common stock.

Shares of common stock not outstanding but deemed beneficially owned because an individual has the right to acquire the shares of common stock within 60 days, including shares issuable upon conversion of preferred stock, are treated as outstanding when determining the amount and percentage of common stock owned by that individual and by all directors and executive officers as a group. The address of each executive officer and director is Suite 2200, 500 – 4th Avenue S.W. Calgary, Alberta, Canada, T2P 2V6. The address of other beneficial owners is set forth below.

Name of beneficial owner	Shares beneficially owned prior to this offering	Percentage of shares outstanding
		Prior to this offering	After this offering
Executive officers and directors:
H. S. (Scobey) Hartley	48,833 (1)	0.95%	0541%
Joanne R. Finnerty	34,621 (2)	0.68%	0.38%
Thomas J. Jacobsen	172,391 (3)	3.38%	1.91%
Reuben Sandler, Ph.D.	99,625 (4)	1.95%	1.10%
Reginald Greenslade	138,876 (5)	2.13%	1.20%
Donald P. Wells	30,000 (6)	0.59%	0.33%
Joseph W. Skeehan	48,908 (7)	0.96%	0.54%
All executive officers and directors as a group (7 persons)	545,714	10.72%	6.06%
Stockholders owning 5% or more: n/a

(1)

Beneficial ownership includes of 30,000 shares of common stock underlying stock options, 10,000  common stock warrants exercisable at $5.00 and 8,833 shares of common stock.

(2)

Beneficial ownership includes of 30,000 shares of common stock underlying stock options, 2,000 common stock warrants exercisable at $5.00 and 2,621 shares of common stock.

(3)

Includes 30,000 shares of common stock underlying stock options, 69,633 shares of common stock 57,133 shares of common stock underlying warrants issuable upon exercise of warrants at $5.00 per share, 3,125 shares of common stock issuable upon exercise of warrants at $6.00 per share and 12,500 shares of common stock issuable upon exercise of warrants at $4.25 per share.

(4)

Includes 30,000 shares of common stock underlying stock options, 28,375 shares of common stock 10,000 shares of common stock underlying warrants issuable upon exercise of warrants at $5.00 per share, 6,250 shares of common stock issuable upon exercise of warrants at $6.00 per share and 25,000 shares of common stock issuable upon exercise of warrants at $4.25 per share.

(5)

Includes 30,000 shares of common stock underlying stock options, 61,938 shares of common stock 46,938 shares of common stock underlying warrants issuable upon exercise of warrants at $5.00 per share.

(6)

Beneficial ownership consists of 30,000 shares of common stock underlying stock options.

(7)

Includes 40,000 shares of common stock underlying stock options, 4,454 shares of common stock 4,454 shares of common stock underlying warrants issuable upon exercise of warrants at $5.00 per share.

Item 13: Certain Relationships and Related Transactions

 This section describes the transactions we have engaged in with persons who were our directors or officers at the time of the transaction, and persons or entities known by us to be the beneficial owners of 5% or more of our common stock since our incorporation on July 16, 2004.

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

     Interpersonal Relationships with JED and Enterra: The senior officers and some of the directors of JED, Enterra and JMG have equity ownership in all three entities and hold the following executive positions and/or directorships:

•  H. S. (Scobey) Hartley is our Chief Executive Officer, President, and is a director of Enterra. Mr. Hartley has announced that he will not stand for re-election to the Board of Enterra at the 2006 annual general meeting.  Mr Hartley passed away June 6, 2006.

•  Thomas J. Jacobsen is a director of JMG, and is Chief Executive Officer and a director of JED.

•  Reg J. Greenslade is Chairman of the JMG board, and is Chairman of the JED board

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

Conflicts of Interest Policies

All transactions between us and any of our officers, directors, or 5% stockholders must be on terms no less favorable than could be obtained from independent third parties.  Our bylaws require that a majority of disinterested directors is required to approve any proposal in which any of our officers or directors have a principal or other interest.

Other than as described in this section, there are no material relationships between us and any of our directors, executive officers or known holders of more than 5% of our common stock.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, JMG Exploration Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 29, 2006

            JMG Exploration Inc.

By: /s/ Joanne R. Finnerty

Joanne R. Finnerty

Chief Financial Officer

3