Form 10-Q
period 2006-07-30
JMG Exploration, Inc.
filed 2006-08-18
CIK 1299967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-32438
JMG Exploration, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	20-1373949
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

Suite 2200, 500 4th Avenue S.W.	T2P 2V6
Calgary Alberta, Canada	(Zip Code)
(Address of Principal Executive Offices)
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
     The number of shares outstanding of Registrant’s common stock, par value $0.01, as of August 15, 2006, was 5,165,059.

JMG Exploration, Inc.
Index to Form 10-Q Quarterly Report
to the Securities and Exchange Commission

		Page
		No.

Item 1	Part I. Financial Information

	Consolidated Financial Statements	2-6

	Consolidate Balance Sheets, as of June 30, 2006 (unaudited)	2

	Consolidated Statements of Operations and Deficit (unaudited) for the three and six month periods ended June 30, 2006 and 2005, and the period from the date of incorporation July 16, 2004 to June 30, 2006.	3

	Consolidated Statements of Cash Flows (unaudited) for the three and six month periods ended June 30, 2006 and 2005, and the period from the date of incorporation July 16, 2004 to June 30, 2006.	4

	Statement of Changes in Consolidated Stockholders’ Equity for the three and six month periods ended June 30, 2006 and 2005, and the period from the date of incorporation July 16, 2004 to June 30, 2006.	5

	Consolidated Statements of Comprehensive Loss (unaudited) for the three and six month periods ended June 30, 2006 and 2005, and the period from the date of incorporation July 16, 2004 to June 30, 2006.	6

	Notes to Consolidated Financial Statements (unaudited)	7-14

Item 2	Managements Discussion and Analysis of Financial Condition and Results of Operations	15-26

Item 3	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4	Controls and Procedures	27

	Part II. Other Information

Item 1	Legal Proceedings	28

Item 1A	Risk Factors	28

Item 2	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	28

Item 3	Defaults Upon Senior Securities	28

Item 4	Submission of Matters to a Vote of Security Holders	28

Item 5	Other Information	28

Item 6	Exhibits	28

SIGNATURES:
Certification of CEO Pursuant to Section 302
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CFO Pursuant to Section 302

JMG Exploration, Inc.
PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2006 and 2005 and the period of
Incorporation July 16, 2004 to June 30, 2006.
(Forming a part of Form 10-Q Quarterly Report
to the Securities and Exchange Commission)

Interim Consolidated Financial Statements
JMG Exploration, Inc. (a development stage enterprise)

June 30, 2006
(unaudited)

JMG Exploration, Inc.
A Development Stage Enterprise
CONSOLIDATED BALANCE SHEETS
(In United States Dollars)
(unaudited)

	June 30	December 31
	2006	2005
As at	$	$

ASSETS
Current
Cash and cash equivalents	796,444	1,150,965
Accounts receivable	462,586	1,284,474
Prepaid expenses and deposits	239,817	34,701
Due from JED Oil Inc. [note 6]	1,830,123	—

	3,328,970	2,470,140

Other assets	230,000	230,000
Property and equipment [note 3]	15,477,913	15,073,039

	19,036,883	17,773,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	1,993,525	845,507
Accrued liabilities	454,791	1,660,648
Promissory note payable [note 4]	1,500,000	—
Due to JED Oil Inc. [note 6]	—	286,956

	3,948,316	2,793,111

Asset retirement obligation [note 7]	82,020	78,642

	4,030,336	2,871,753

Stockholders’ equity [note 5]
Common stock — $.001 par value; 25,000,000 shares authorized; 5,099,099 shares issued and outstanding at June 30, 2006 and 4,997,578 shares issued and outstanding at December 31, 2005	5,099	4,997
Additional paid-in capital	20,637,577	20,044,296
Share purchase warrants	2,086,403	2,151,470
Deficit accumulated during the development stage	(7,704,811)	(7,296,640)
Accumulated other comprehensive income	(17,721)	(2,697)

	15,006,547	14,901,426

	19,036,883	17,773,179

The accompanying notes are an integral part of these interim consolidated financial statements.

JMG Exploration, Inc.
A Development Stage Enterprise
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(In United States Dollars)
(unaudited)

					For the period
					from the date
					of incorporation
	For the three month period		For the six month period		on July 16, 2004
	ended June 30		ended June 30		to June 30
	2006	2005	2006	2005	2006
	$	$	$	$	$

Revenue
Petroleum revenue	475,517	6,639	928,252	6,639	1,555,712
Interest	—	43,681	—	117,004	185,091

	475,517	50,320	928,252	123,643	1,740,803

Expenses
Production	56,186	10,953	191,648	10,953	381,246
General and administrative [note 6]	338,494	251,404	631,857	507,746	2,765,218
Interest on promissory note [note 4]	89,975	—	113,872	—	113,872
Geophysical and geological	—	162,284	—	162,284	256,484
Depletion, depreciation and accretion	191,076	93,140	399,046	127,456	5,147,295

	675,731	517,781	1,336,423	808,439	8,664,115

Net loss for the period	(200,214)	(467,461)	(408,171)	(684,796)	(6,923,312)
Less: cumulative preferred dividends	—	(195,000)	—	(388,397)	(781,499)

Net loss applicable to common shareholders	(200,214)	(662,461)	(408,171)	(1,073,193)	(7,704,811)

Deficit, beginning of period	(7,504,597)	(1,435,021)	(7,296,640)	(1,024,289)	—

Deficit, end of period	(7,704,811)	(2,097,482)	(7,704,811)	(2,097,482)	(7,704,811)

Basic and diluted weighted average common shares outstanding	5,094,773	250,000	5,090,825	250,000	2,442,166

Net loss for the period per common share [note 5]
basic and diluted	(0.04)	(2.65)	(0.08)	(4.29)	(3.15)

The accompanying notes are an integral part of these interim consolidated financial statements.

JMG Exploration, Inc.
A Development Stage Enterprise
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In United States Dollars)
(unaudited)

					For the period
					from the date
					of incorporation
	For the three month period		For the six month period		on July 16, 2004
	ended June 30,		ended June 30,		to June 30,
	2006	2005	2006	2005	2006
	$	$	$	$	$

OPERATIONS
Net loss for the period	(200,214)	(467,461)	(408,171)	(684,796)	(6,923,312)
Adjustments to reconcile net loss to cash flows from operating activities:
Stock-based compensation [note 5]	25,144	—	50,012	—	128,601
Depletion, depreciation and accretion	191,076	93,140	399,046	127,456	5,147,295
Other changes:
Increase in accounts receivable	(1,117,844)	(162,288)	(326,755)	(95,634)	(835,356)
Increase in prepaid expenses and deposits	(78,178)	(108,332)	(205,116)	(136,744)	(239,817)
Increase (decrease) in accounts payable and accrued liabilities	2,975,813	(4,337)	1,131,424	3,041	1,383,590
Increase (decrease) in due to JED Oil Inc.	(1,970,730)	(101,147)	(2,117,079)	286,393	(1,830,123)
Decrease in due to related party	—	(14,856)	—	(4,164)	—
Increase (decrease) in accrued interest on loan receivable	—	(15,815)	—	16,683	(15,815)

Cash used in operating activities	(174,933)	(781,096)	(1,476,639)	(487,765)	(3,184,937)

INVESTING
Repayment (advance) of loan receivable	—	—	—	750,000	(750,000)
Proceeds on disposition of property	—	391,249	—	391,249	391,249
Purchase of property and equipment	255,844	(586,269)	(841,162)	(2,875,155)	(18,731,126)
Increase in other assets	—	(7,500)	—	(82,500)	(230,000)

Cash provided by (used in) investing activities	255,844	(202,520)	(841,162)	(1,816,406)	(19,319,877)

FINANCING
Issue of common shares, net of issue costs	60,431	—	478,304	—	20,506,063
Issue of share purchase warrants	—	—	—	—	2,094,415
Promissory note payable	—	—	1,500,000	—	1,500,000
Preferred share dividends	—	(195,000)	—	(390,000)	(781,499)

Cash provided by (used in) financing activities	60,431	(195,000)	1,978,304	(390,000)	23,318,979

Effect of foreign exchange on cash balances	2,966	1,444	(15,024)	(1,860)	(17,721)

Net increase (decrease) in cash	144,308	(1,177,172)	(354,521)	(2,696,031)	796,444
Cash, beginning of period	652,136	3,521,941	1,150,965	5,040,800	—

Cash, end of period	796,444	2,344,769	796,444	2,344,769	796,444

During the three and six month periods ended June 30, 2006 and 2005, the Company paid $25,500 (2005 — $nil) and $71,000 (2005 — $nil) in interest on the promissory note. No income or capital taxes were paid for the three and six month periods ended June 30, 2006 and 2005.
The accompanying notes are an integral part of these interim consolidated financial statements.

JMG Exploration, Inc.
A Development Stage Enterprise
STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
(In United States Dollars)
(unaudited)

	Shares	Total
Period from the date of incorporation on July 16, 2004 to June 30, 2006.	#	$

Common stock, $.001 par value:

Balance at July 16, 2004 and December 31, 2004	250,000	1,000,000
Preferred shares converted to common stock	1,950,000	7,792,225
Issuance of common stock, stock issued for cash pursuant to initial public offering	2,185,000	11,143,500
Warrants exercised for common stock	612,578	3,042,828
Share issue costs	—	(861,254)
Portion of proceeds attributed to share purchase warrants	—	(2,146,595)

Balance at December 31, 2005	4,997,578	19,970,704

Warrants exercised for common stock	97,854	462,866
Issued under stock option plan	3,667	18,335
Share issue costs	—	(2,897)
Portion of proceeds attributed to share purchase warrants	—	65,067

Balance at June 30, 2006	5,099,099	20,514,075

Additional paid in capital:
Balance, July 16, 2004 (inception) and December 31, 2004	—	—
Stock-based compensation	—	78,589

Balance at December 31, 2005	—	78,589

Stock-based compensation	—	50,012

Balance at June 30, 2006	—	128,601

Preferred stock, $.001 par value:
Balance at December 31, 2004	1,950,000	7,792,225
Preferred shares converted to common stock	(1,950,000)	(7,792,225)

Balance at December 31, 2005 and June 30, 2006	—	-

Share purchase warrants:
Balance at December 31, 2004	487,500	4,875
Share purchase warrants: issued pursuant to initial public offering $5.00	2,185,000	693,866
Share purchase warrants: issued pursuant conversion preferred shares $4.25	1,950,000	1,816,766
Warrants exercised for common stock	(612,578)	(364,037)

Balance at December 31, 2005	4,009,922	2,151,470

Warrants exercised for common stock	(97,854)	(65,067)

Balance at June 30, 2006	3,912,068	2,086,403

Deficit:
Balance at beginning of period July 16, 2004	—	—
Net loss for the period to December 31, 2004	—	(701,132)
Preferred share dividends	—	(323,157)

Balance at December 31, 2004	—	(1,024,289)
Net loss for the twelve-month period ended December 31, 2005	—	(5,814,009)
Preferred share dividends	—	(458,342)

Balance at December 31, 2005	—	(7,296,640)

Net loss for the six month period ended June 30, 2006		(408,171)

Balance at June 30, 2006	—	(7,704,811)

Accumulated other comprehensive income
Balance at beginning of period July 16, 2004	—	—
Balance December 31, 2004	—	—
Foreign exchange translation adjustment	—	(2,697)

Balance at December 31, 2005	—	(2,697)

Foreign exchange translation adjustment		(15,024)

Balance at June 30, 2006	—	(17,721)

Total stockholders equity at June 30, 2006	—	(15,006,547)

The accompanying notes are an integral part of these interim consolidated financial statements.

JMG Exploration, Inc.
A Development Stage Enterprise
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In United States Dollars)
(unaudited)

					For the period
					from the date
					of incorporation
	For the three month period		For the six month period		on July 16, 2004
	ended June 30,		ended June 30,		to June 30,
	2006	2005	2006	2005	2006
	$	$	$	$	$

Net loss for the period	(200,214)	(467,461)	(408,171)	(684,796)	(6,923,312)

Other comprehensive income (loss):
Foreign exchange translation adjustment	2,966	98	(15,024)	98	(17,071)

Comprehensive loss for the period	(197,248)	(467,363)	(423,195)	(684,698)	(6,940,383)

Comprehensive loss for the period per common share [note 5]	(0.04)	(1.87)	(0.08)	(2.74)	(2.84)

The accompanying notes are an integral part of these interim consolidated financial statements.

JMG Exploration, Inc.
A Development Stage Enterprise
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In United States Dollars)
(unaudited)
June 30, 2006
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
2.     SIGNIFICANT ACCOUNTING POLICIES
These interim consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods, on a basis that is consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and the summary of significant accounting policies and notes thereto included in the Company’s audited consolidated financial statements for the period from the date of incorporation on July 16, 2004 to December 31, 2005.

JMG Exploration, Inc.
A Development Stage Enterprise
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In United States Dollars)
(unaudited)
June 30, 2006
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
As a result of adopting Statement 123(R) on January 1, 2006, the Company’s net loss for the six month period ended June 30, 2006, is the same as if it had continued to account for share-based compensation under Opinion 25. Basic and diluted loss per common share for the six month period ended June 30, 2006 would have been $0.08 and $0.08, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted loss per share of $0.08 and $0.08, respectively.
The following table illustrates the effect on net loss for the period from the date of incorporation on July 16, 2004 to June 30, 2006, and for the three and six month periods ended June 30, 2006 and loss per common share if the Company had applied the fair value recognition provisions of Statement 123 to options granted to employees and directors under the Company’s stock option plan in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period on a straight-line basis.

JMG Exploration, Inc.
A Development Stage Enterprise
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In United States Dollars)
(unaudited)
June 30, 2006

				Period from the
				date of
		Three month period	Six month period	incorporation on
		ended	ended	July 16, 2004 to
		June 30, 2006	June 30, 2006	June 30, 2006

Net loss, as reported		$200,214	$408,171	$6,923,312

Deduct:	Stock-based employees and directors compensation expenses included in reported net loss, net of related tax effects	$(2,346)	$(4,718)	$(4,718)

Add:	Total stock-based employees and directors compensation expenses determined under fair value based method for all awards, net of related tax effects	$2,346	$4,718	$218,352

Pro forma net loss		$200,214	$408,171	$7,136,946

Net loss per common share:
Basic and diluted — as reported		$0.04	$0.08	$2.83

Basic and diluted — pro forma		$0.04	$0.08	$2.92

3.     PROPERTY AND EQUIPMENT
During the three and six month periods ended June 30, 2006, the Company recorded a depletion provision related to its oil properties of $189,369 and $395,668, respectively (2005 — $92,374, 126,690). The Company recorded depletion and depreciation from the period from the date of incorporation July 16, 2004 to June 30, 2006 of $5,140,532, of this amount $4,243,703 related to impairment and $834,000 to depletion and $61,299 to depreciation. At June 30, 2006, undeveloped land and other assets were $5,974,753 (2005 — $2,216,294). These amounts were excluded from the depletion calculation for the three and six month periods ended June 30, 2006. There was no production or depletion for the same period in 2005. During the three and six month periods ended June 30, 2006 (2005 — $nil) and the period from incorporation July 16, 2004 to June 30, 2006 the Company did not capitalize any direct general and administration expenses.

JMG Exploration, Inc.
A Development Stage Enterprise
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In United States Dollars)
(unaudited)
June 30, 2006

	June 30, 2006		December 31, 2005
		Accumulated
		depletion,
		depreciation and
	Cost	accretion,	Net book value	Net book value
	$	$	$	$

Petroleum and natural gas properties	14,414,845	5,077,703	9,337,142	9,014,228
Undeveloped Land	5,974,753	—	5,974,753	5,868,691
Other assets	227,317	61,299	166,018	190,120

	20,616,915	5,139,002	15,477,913	15,073,039

4.     PROMISSORY NOTE
     On February 8, 2006 a promissory note was issued to an unrelated third party, for a total of $1,500,000. The terms of the agreement call for interest calculated at 12% per annum calculated and paid on a monthly basis. The promissory note was repayable on March 30, 2006, but repayment has now been extended indefinitely. All other terms of the original agreement remain the same.
5.     SHARE CAPITAL
a)     Authorized
The Company has authorized 25,000,000 common shares, par value $.001, and 10,000,000 preferred shares, par value $.001. As of June 30, 2006 there were 5,099,099 common shares issued and outstanding. Preferred shares were converted into common shares of the Company subsequent to Company’s initial public offering on August 3, 2005. No preferred shares are currently outstanding.

JMG Exploration, Inc.
A Development Stage Enterprise
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In United States Dollars)
(unaudited)
June 30, 2006
b)     Issued and outstanding

			Additional
		Capital	Paid-in
		Stock	Capital	Total
	#	$	$	$
Common Stock, $.001 par value:

Balance, at July 16, 2004 and December 31, 2004	250,000	250	999,750	1,000,000
Preferred shares converted to common stock	1,950,000	1,950	7,790,275	7,792,225
Issued for cash, pursuant to initial public offering	2,185,000	2,185	11,141,315	11,143,500
Warrants exercised for common stock	612,578	612	3,042,216	3,042,828
Share issue costs	—	—	(861,254)	(861,254)
Portion of proceeds attributed to share purchase warrants	—	—	(2,146,595)	(2,146,595)
Stock-based compensation	—	—	78,589	78,589

Balance at December 31, 2005	4,997,578	4,997	20,044,296	20,049,293
Warrants exercised for common stock	97,854	98	462,768	462,866
Issued under stock option plan	3,667	4	18,331	18,335
Share issue costs	—	—	(2,897)	(2,897)
Portion of proceeds attributed to share purchase warrants	—	—	65,067	65,067
Stock-based compensation	—	—	50,012	50,012

Balance at June 30, 2006	5,099,099	5,099	20,637,577	20,642,676

Preferred Stock:
Balance, at July 16, 2004 and December 31, 2004	1,950,000	1,950	7,798,050	7,800,000
Preferred shares converted to common stock	(1,950,000)	(1,950)	(7,790,275)	(7,792,225)
Share issue costs, net of tax	—	—	(2,900)	(2,900)
Portion of proceeds attributed to share purchase warrants	—	—	(4,875)	(4,875)

Balance at December 31, 2005 and June 30, 2006	—	—	—	—

JMG Exploration, Inc.
A Development Stage Enterprise
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In United States Dollars)
(unaudited)
June 30, 2006

Share Purchase Warrants:
Balance, at July 16, 2004 and December 31, 2004	487,500	—	—	4,875
Issued pursuant to initial public offering	2,185,000	—	—	693,866
Issued pursuant to conversion of preferred shares	1,950,000	—	—	1,816,766
Warrants exercised for common stock	(612,578)	—	—	(364,037)

Balance at December 31, 2005	4,009,922	—	—	2,151,470

Warrants exercised for common stock	(97,854)			(65,067)

Balance at June 30, 2006	3,912,068	—	—	2,086,403

Total		5,099	20,637,577	22,729,079

c)     Stock options
The Company has a stock option plan under which employees; directors and consultants are eligible to receive grants. As of June 30, 2006, 427,000 shares were reserved for issuance under the plan. Options granted under the plan generally have a term of five years to expiry and vest immediately when issued to directors and generally vest as to one-third on each of the first, second and third anniversaries of the grant date for employees and consultants. The exercise price of each option equals the market value of the Company’s common stock on the date of grant. The following summarizes information concerning outstanding and exercisable stock options as of June 30, 2006:

		Weighted average
	Number of	exercise price
	options	$

Outstanding as at December 31, 2004	260,000	4.00
Granted — April 5, 2005	387,750	5.00
Granted — July 21, 2005	79,500	5.00
Granted — August 19, 2005	1,500	15.25
Granted — August 29, 2005	5,000	14.74
Granted — November 1, 2005	10,000	12.25
Cancelled	(260,000)	4.00
Cancelled	(4,500)	5.00

Options outstanding as at December 31, 2005	479,250
Cancelled	(148,583)	5.00
Exercised	(3,667)	5.00

Options outstanding as at June 30, 2006	327,000

Exercisable as at June 30, 2006	264,005	5.00

JMG Exploration, Inc.
A Development Stage Enterprise
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In United States Dollars)
(unaudited)
June 30, 2006
d)     Stock-based compensation
Prior to August 3, 2005 the Company was private. Accordingly the expected volatility of the Company’s stock options granted during the period prior to August 3, 2005 had been set at a rate of 10%. The 13,000 stock options granted after the Company became public were set with an expected volatility of 50%. There were no stock options granted in the six month period ended June 30, 2006. The estimated fair value of the options is amortized over the options’ vesting period on a straight-line basis. For the three and six month periods ended June 30, 2006 the stock option expense was $25,144 (2005 — $nil) and $50,012 (2005 — $nil) respectively. The stock option expense from the period of incorporation July 16, 2004 to June 30, 2006 was $128,601.
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
e)     Loss per share
For the three and six month periods ended June 30, 2006 the basic and diluted weighted average number of common shares outstanding were 5,094,773 (2005 — 250,000) and 5,090,825 (2005 — 250,000) respectively. For both the period from the date of incorporation to June 30, 2006 the basic and diluted weighted average number of common shares outstanding were 2,442,166. All of the Company’s outstanding stock options and warrants currently have an antidilutive effect on per common share amounts.
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

JMG Exploration, Inc.
A Development Stage Enterprise
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In United States Dollars)
(unaudited)
June 30, 2006
JED paid on behalf of the Company for the six month period ended June 30, 2006 total of $nil (2005 - $342,270) and $582,505 for the period from incorporation, for general and administrative services and capital related expenditures.
In consideration for the assignment of JED’s interests in certain oil and gas properties, JED charged the Company for drilling and other costs related to those properties for the period ended June 30, 2006, in the amount of $1,249,917 (2005 — $85,085) and $2,802,014 for the period from incorporation. This amount for the period ended June 30, 2006 is offset from joint venture receivables from unrelated third parties. Amounts payable, relating to the JED farm in, are due and payable on receipt of funds from the unrelated third party.
As at June 30, 2006, JED owes the Company $1,830,123 for the reimbursement of intangible drilling costs.
7.     ASSET RETIREMENT OBLIGATION
As at June 30, 2006, the estimated present value of the Company’s asset retirement obligation was $82,020 based on estimated future cash requirements of $216,000, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years.

$

Asset retirement obligation, December 31, 2005	78,642

Accretion expense	3,378

Asset retirement obligation, June 30, 2006	82,020

8.     SUBSEQUENT EVENTS
On February 27, 2006, JED and JMG announced they have signed a letter of intent to pursue a possible acquisition of JMG by JED. The proposal would offer two-thirds of a share of common stock of JED for each share of common stock of JMG. This exchange ratio is based on the “market to market” recent trading prices of JED and JMG stock and the transaction is subject to the receipt of independent third party opinions that the transaction is fair to both the shareholders of JMG and shareholders of JED. Completion of the transaction is also subject to receipt of all required regulatory and stock exchange approvals in both the United States and Canada, and to the approval of the shareholders of both JMG and JED. It is anticipated that all of the outstanding common shares, warrants and options of JMG will be converted at the above-mentioned exchange rate. The JMG Board of Directors has extended the JMG warrants that were to expire in August and December of 2006 to January 15, 2007.

JMG Exploration, Inc.
Management’s Discussion and Analysis or Plan of Operation
     The following is Management’s Discussion and Analysis (“MD&A”) of JMG Exploration, Inc. (“JMG”) for the three and six months ended June 30, 2006. This MD&A should be read in conjunction with the unaudited interim consolidated financial statements and notes of JMG for the three and six months ended June 30, 2006 prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”), and the audited consolidated financial statements and accompanying notes for the year ended December 31, 2005 and the MD&A for the year ended December 31, 2005. This MD&A is based upon information available to August 13, 2006. All amounts are stated in United States dollars except where otherwise indicated.
FORWARD-LOOKING STATEMENTS
     This interim report includes forward-looking statements. All statements other than statements of historical facts contained herein, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” of the Company’s Registration Statement dated August 3, 2005.
     Other sections of this interim report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
     Statements relating to “reserves” are deemed to be forward-looking statements, as they involve the implied assessment, based on certain estimates and assumptions, that the reserves described can be profitably produced in the future. Readers are cautioned that the foregoing lists of factors are not exhaustive. The forward-looking statements contained in this MD&A are made as of the date hereof and the Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except in accordance with applicable securities laws. The forward-looking statements contained in this MD&A are expressly qualified by this cautionary statement .
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
     Other than our executive officers, we have no operating personnel and have entered into a revised technical services agreement with JED Oil Inc. to provide us office space, equipment and all required personnel, including drilling, field operations and related administrative services on an as needed basis. These services are billed to JMG on a quarterly basis at standard industry rates for similar services. JED is considered an affiliate of ours because of its ownership interest in us and because two of our directors are directors of JED. (See “ Related Party Transactions” of the management discussion and analysis”)
     We entered into the 2nd Amended and Restated Agreement of Business Principles with JED and Enterra Energy Trust, effective August 1, 2004. Under the agreement, JED and Enterra shall offer farm-outs to us of exploratory drilling prospects, and we shall offer farm-outs to JED of developed drilling prospects from Enterra and us. The agreement contemplates that we will pursue exploratory drilling, JED will pursue development drilling, and Enterra will pursue developed and producing assets. Under the agreement, if we accept a farm-in, we will pay all of the exploration drilling costs and will earn 70%, or a mutually agreeable percentage, of the interest in the producing zones of the wells we drill. This arrangement provides us with exploration projects developed by JED and Enterra and not just those we identify independently. Under our farm-outs to JED, JED will pay all of the drilling costs and will earn 70%, or a mutually agreeable percentage, of our interest in the producing zones of the wells drilled under the farm-out. This arrangement provides us with the potential for a carried working interest in new wells for which we will have no costs.
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
     To date, JMG has assembled substantial land positions in North Dakota and Wyoming and participated in the drilling of seven gross (3.2 net) wells with 100% success rate proving up significant future development. Two of the seven wells drilled to date were on production in late 2005 with the other four wells have come on production in the first quarter of 2006. JMG’s production is 92 boe/d for the second quarter of 2006.
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
Financial operations overview

	Q2	Q2
	2006	2005	Change
	$	$	$

Petroleum revenue	476	7	469
Net loss	(200)	(662)	267
Per share basic and diluted	(0.04)	(2.65)	2.61
Weighted average number of shares outstanding — basic and diluted	5,095	250	4,845

Quarterly Information (In US$ thousands, except per share data)

	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
	2006	2006	2005	2005	2005	2005	2004	2004	2004

Petroleum revenue	476	453	286	334	7	0	—	—	—

Net loss for the period	(200)	(208)	(4,435)	(765)	(662)	(411)	(627)	(74)	—
Per share, basic and diluted	(0.04)	(0.04)	(0.91)	(0.26)	(2.65)	(1.64)	(3.29)	(0.80)	—

2 Year Summary

Summarized financial and operational data
(In US$ thousands except for volumes and per share amounts)

	Period ended June 30,
	2006	2005
Revenue	928	7

Net loss	(408)	(1,073)
Net loss per share — basic and diluted	(0.08)	(4.29)

Weighted average number of shares — basic and diluted	5,091	250

Total assets	19,037	10,547

Total long-term debt	Nil	Nil

Results of operations
     Petroleum revenue.     Our petroleum revenue is dependent upon success in finding and developing oil and natural gas reserves. Our ownership interest in the production from these properties is measured in Boe per day, a term that encompasses both oil and natural gas production. Petroleum revenues were $928,252 for the six month period ended June 30, 2006 compared with revenue of $6,639 for the same period in 2005. This petroleum revenue related to production sales from two Bakken exploratory wells, two Midale exploratory wells and two non-operated Midale wells in North Dakota together with revenue from two non-operated wells in Wyoming. Total petroleum revenue from incorporation July 16, 2004 to June 30, 2006 was $1,555,712.

Three month period ended June 30, 2006 compared to three month period ended June 30, 2005 and period from incorporation July 16, 2004 to June 30, 2006

				Period from the date
				of incorporation
	Three month period ended			on July 16, 2004
	June 30,		Percentage	to June 30,
	2006	2005	Increase	2006

Production (Boe)	8,407	122	100%	28,363
Average Price	$56.56	—		$54.85
Petroleum revenues	$475,517	$6,639	99%	$1,555,712
     Critical to our petroleum revenue stream from any production activities is the market price for crude oil and natural gas. Commodity benchmark prices for crude oil and natural gas were as follows:

As at June 30,	2006	2005

West Texas Intermediate grade crude oil, per barrel	$73.93	$59.78

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
     Interest income.     Interest income for the three and six month periods ended June 30, 2006 are $nil (2005 — $43,681) and $nil (2005 — $117,004) respectively. Interest income has decreased due to the repayment of interest on the promissory note owed to an unrelated industry partner since February 8, 2006. Total interest from incorporation July 16, 2004 to June 30, 2006 was $185,091.
     Production expense.     Production costs include operating costs associated with field activities. Production expenses for the three and six month periods ended June 30, 2006 were $56,186 and $191,648 respectively compared with production expenses of $10,953 for the same periods in 2005. Initially these costs as a percentage of revenue will be higher than desired due to recently commencing operations, but as production and revenue increase these costs should fall within industry ranges. Total production expenses from incorporation July 16, 2004 to June 30, 2006 were $381,246.

Three month period ended June 30, 2006 compared to three month period ended June 30, 2005 and period from incorporation July 16, 2004 to June 30, 2006.

						Period from the
						date of
						incorporation on
Three month period		% of		% of	Percentage	July 16, 2004 to
ended June 30,	2006	revenue	2005	revenue	Decrease	June 30, 2006	% of revenue

Production expense	$56,186	11.8%	10,953	165%	413%	$381,246	24.5%

Production expense per BOE:	$6.68	—	$89.78	—		$13.44	—

     General and administrative expense.     General and administrative expense relates to compensation and overhead for executive officers and fees for general operational and administrative services. We have contracted out all field personnel and equipment necessary for exploration activities, and for related administrative functions. During the three and six month periods ended June 30, 2006 the amount for general and administrative expenses was $338,494 and $631,857 compared with $251,404 and $507,746 respectively for the same periods in 2005. Total general and administrative expenses from incorporation July 16, 2004 to June 30, 2006 were $2,765,218.
Three month period ended June 30, 2006 compared to three month period ended June 30, 2005 and period from incorporation July 16, 2004 to June 30, 2006.

				Period from the
				date of
				incorporation on
Three month period			Percentage	July 16, 2004 to
ended June 30,	2006	2005	Increase	June 30, 2006

General and administrative expense	$338,494	$251,404	34.6%	$2,765,218

     Stock-based compensation.     The Company has a stock option plan under which employees, directors and consultants are eligible to receive grants. The Corporation accounts for the stock option granted to consultants using the fair value recognition provisions of SFAS No. 123. Stock compensation expense for the three and six month periods ended June 30, 2006 was at $25,144 and $50,012 respectively. There was no stock-based compensation for the three and six month periods ended June 30, 2005. The Company has adopted Statement 123(R) using the modified-prospective method, therefore for the six month period ended June 30, 2006 the stock based compensation was a result of expensing the stock options for employees as well as consultants on a straight line basis using the Black-Scholes option pricing model. The total stock-based compensation expense from incorporation July 16, 2004 to June 30, 2006 was $128,601. The total compensation costs related to non-vested options which has not been recognized is $433,738 as at June 30, 2006.
     Geophysical and geological expense.     Geophysical and geological expenses for the three and six month periods ended June 30, 2006 was $nil and $162,284 for the three and six month periods ended June 30, 2005. Under the successful-efforts method, costs such as geological and geophysical, exploratory dry holes and delay rentals are expensed as incurred. The costs in 2005 related to the expensing of acquisition costs of seismic data as well as the expensing of land deposits, which had expired. Total geophysical and geological expenses from incorporation July 16, 2004 to June 30, 2006 were $256,484.
     Depletion, depreciation and accretion expense.     Depletion, depreciation and accretion expense were $191,076 and $399,046 for the three and six months ended June 30, 2006 and $93,140 and $127,456 respectively for the same periods in 2005. This increase was due to the depletion recorded in the current year, which was not applicable at March 31, 2005. Depletion was only recorded starting in the second quarter of 2005 due to commencement of production. In 2005, the Company’s impairment charge related to properties located in Wyoming and North Dakota. This impairment is a result of unsuccessful work programs and production evaluation work performed during 2005. The impairment equals the excess of the aggregate carrying value of PP&E over the discounted (10%) cash flows, which are expected to result from the Company’s proved plus probable reserves from these fields. The Company also recorded impairment in 2005 when it terminated operations in the Fiddler Creek area and abandoned any further plans for development in the area. Impairment of $470,642 was recorded for 2004 for the work programs and production evaluation work performed on the Cut Bank property that resulted in no commercial quantities of oil. We have abandoned all planned activities in this prospect. Total depletion and depreciation expenses from incorporation July 16, 2004 to June 30, 2006 were $5,147,295.
The estimated present value of the Company’s asset retirement obligation was $82,020 as that June 30, 2006. This amount is based on estimated future cash requirements of $216,000, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years.
Three month period ended June 30, 2006 compared to three month period ended June 30, 2005 and period from incorporation July 16, 2004 to June 30, 2006.

						Period from the
						date of
						incorporation on
Three month period		% of		% of	Percentage	July 16, 2004 to	% of
ended June 30,	2006	revenue	2005	revenue	Increase	June 30, 2006	revenue

Depletion, depreciation and accretion expense	$191,076	40.2%	$93,140	1,402.9%	105.1%	$5,147,295	330.9%

Depletion, depreciation and accretion expense per Boe:	$22.73		$763.44			$181.48

Preferred dividend.     In August 2004, we issued 1,950,000 shares of preferred stock, which pay a 10% annual dividend on a quarterly basis. In August 2005, all holders of our preferred stock converted to common stock following the effectiveness of our registration statement. Dividends have been paid up to the date of conversion August 3, 2005. Total preferred dividends paid for the three and six month periods ended June 30, 2006 were $nil and were $195,000 and $388,397 respectively for the same periods in 2005. Total preferred dividend paid from incorporation July 16, 2004 to June 30, 2006 were $781,499.
Income taxes.     The Company did not pay or record any income taxes in the three or six month period ended June 30, 2006 and June 30, 2005.
Earnings (loss).     Net loss is presented below.
Three month period ended June 30, 2006 compared to three month period ended June 30, 2005 and period from incorporation July 16, 2004 to June 30, 2006.

					Period from the
					date of
					incorporation on
For the three month		% of		Percentage	July 16, 2004 to
period ended June 30,	2006	revenue	2005	Increase	June 30, 2006	% of revenue

Net loss	($200,214)	(42.1%)	($662,461)	(64.8%)	(7,704,811)	(495.3%)

Per share information Net loss for the period per common share	($0.04)		($2.65)		(3.15)

Average number of shares outstanding	5,094,773		250,000		2,442,166

Capital Expenditures
     Capital expenditures for the three and six months ended June 30, 2006 and 2005 was a negative $255,844 (2005 — $586,269) and $841,162 (2005 — $2,875,155), net of capital accrual respectively. For period from incorporation July 16, 2004 to June 30, 2006, the capital expenditures net of the capital accrual were $18,731,126.
Liquidity and capital resources
Cash flows and capital expenditures
     At June 30, 2006, we had $796,444 in cash and cash equivalents. Since our incorporation, we have financed our operating cash flow needs through private and public offerings of equity securities as well as a promissory note for $1,500,000. On February 8, 2006 a promissory note was issued for a total of $1,500,000. The promissory note was repayable on March 30, 2006 but repayment has now been extended indefinitely.
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

	Number
	of warrants
Warrant summary as of June 30, 2006	outstanding	Exercise price	Maximum proceeds

Warrants issued in the preferred stock private placement	375,187	$6.00	$2,251,122
Warrants issued upon conversion of preferred stock	1,739,500	4.25	$7,392,875
Warrants issued our initial public offering	1,797,381	5.00	$8,986,905

	3,912,068	$4.25 - $6.00	$18,630,902

     Cash flow used in operations.     Cash used by operating activities was $174,933 for the three months ended June 30, 2006 and cash was utilized by operating activities for the three months ended June 30, 2005 in the amount of $781,096. The reduction in the use of cash was mainly attributable to the increase in trade accounts payable of $2,975,813 during the second quarter of 2006. Cash used by operating activities was $781,096 and $487,765 for the six month period ended June 30, 2006 and 2005 respectively.
     Cash utilized by operating activities was $3,184,937 for the period from incorporation on July 16, 2004 to June 30, 2006. The use of cash was principally attributable to the net loss of the period of $6,923,312 increased by the amount due to JED Oil Inc of $1,830,123 and offset by $5,147,295 in depletion, depreciation, and accretion expense.
     Cash flow provided by investing activities.     Cash provided by investing activities in the three month period ended June 30, 2006 was $255,844 (2005 — $202,520). Adjustments were made in the second quarter of 2006 pertaining to the capital cost for a North Dakota well that resulted in a partial reversal of cash expenditures reported in the first quarter of 2006. For the six month period ended June 30,

2006 and 2005, $841,162 and $1,816,406 was spent on investing activities respectively. Cash utilized in investing activities was $19,319,877 for the period from incorporation on July 16, 2004 to June 30, 2006 and was principally attributable to $18,731,126 in property and equipment purchased for our exploration prospects which included the following: the Hooligan Draw prospect of $1,517,679, the Cut Bank prospect of $416,299, the Fiddler Creek prospect of $163,800, the Bakken prospect $3,112,797 the Rindal prospect $3,581,769, the two Candak prospects $5,324,611, and $5,270,602 invested in connection with a farm-in agreement and direct purchase of acreage for several prospects in the Bakken Zone of North Dakota which comprised of our Candak prospect, Myrtle Beach prospect and Bluffton prospects. In November 2004, we loaned Fellows Energy $1,500,000, with interest at a rate of 18% per annum and a fixed and specific charge on all the assets provided as collateral. The promissory note was due and payable in two installments: the first installment of $750,000 plus accrued interest was received February 2005, and the second, for the remaining balance and all accrued and unpaid interest thereon, was due April 30, 2005. The first installment has been paid, including accrued interest to date. In May 2005, we accepted the remaining 50% working interest in the contracted lands we did not already own as payment in full on the final installment of the note due from Fellows Energy, including accrued interest to date. We granted Fellows an option through June 30, 2005 to reacquire an undivided 50% interest in the exploration and development lands for $391,249. The option was exercised on June 28, 2005.
     Cash flow provided by financing activities.     Cash provided by financing activities was $60,431 for the three month period ended June 30, 2006. This was attributable to warrants and stock options that were exercised during the period for $60,431 (2005 — $195,000). For the six month period ended June 30, 2006 and 2005, financing activities provided $1,978,304 and used $390,000 respectively.
     Cash provided by financing activities was $23,318,979 for the period from incorporation on July 16, 2004 to June 30, 2006 and was attributable to two private placements completed in 2004 and the initial public offering on August 3, 2005. We realized $1,000,000 from the sale of common stock to JED. We realized $7,792,225 from the sale of 1,950,000 units consisting of preferred stock and warrants. Upon the closing of our initial public offering on August 3, 2005, the Company issued 2,185,000 shares of common stock at a price of $5.00 and 2,185,000 warrants at a price of $0.10 for net proceeds of $10,301,250. The issuance of a promissory note also provided cash in the amount of $1,500,000. We have warrants outstanding exercisable into shares of our common stock at prices ranging from $4.25 to $6.00 per share, which expire in one to one and a half years from the date of our initial offering. These sources of financing were offset by $781,499 in preferred dividends paid during the period. All holders of preferred stock converted their preferred stock in common stock following the effectiveness of our registration statement. Dividends have been paid up to the date of conversion.
Critical accounting estimates
     In the preparation of the interim consolidated financial statements, it was necessary for JMG to make certain estimates that were critical to determining our assets, liabilities and net loss for the period. None of these estimates affect the determination of cash flow but do have a significant impact in the determination of net loss for the period. The most critical of these estimates is the reserves estimations and the resulting effect on various income statement and balance sheet measures.
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
     Geological and geophysical costs and costs of retaining undeveloped properties are expensed as incurred. Expenditures for maintenance and repairs are charged to expense, and renewals and betterments are capitalized. Upon disposal, the asset and related accumulated depreciation and depletion are removed from the accounts, and any resulting gain or loss is reflected in income or loss.
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
     The Corporation accounts for the stock option granted to consultants using SFAS No. 123. Under these provisions, the cost of options granted consultants are charged to net loss with a corresponding increase in additional paid-in capital, based on an estimate of the fair value determined using the Black-Scholes option-pricing model. EITF 96-18 requires that the Corporation must continue to measure, at each reporting date, the award’s fair value until performance is complete and/or the vesting date is reached.
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

Accounting for certain hybrid Financial Instruments
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The Corporation currently does not have any hybrid financial instruments.
Accounting for Uncertainty in Income Taxes
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Corporation recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of deficit. The Corporation is currently evaluating the impact FIN 48 will have on its consolidated financial statements.
Related Party Transactions
     On August 1, 2004 the Company entered into a technical services agreement with JED Oil Inc. (“JED”). Under the Agreement, JED provides all required personnel, office space and equipment, at standard industry rates for similar services. JED is considered an affiliate of ours because of its ownership interest in us and because two of our directors are directors of JED. This agreement was terminated on January 1, 2006; it was replaced by a joint services agreement, which operates to provide the above services on an as needed basis. There were no transactions under this agreement during the three and six month periods ended June 30, 2006.
     JED paid on behalf of the Company for the six month period ended June 30, 2006 total of $nil (2005 — $342,270) and $582,505 for the period from incorporation, for general and administrative services and capital related expenditures.
     JED also paid, in consideration for the assignment of JED’s interests in certain oil and gas properties, JED charged the Company for drilling and other costs related to those properties for the period ended June 30, 2006, in the amount of $1,249,917 (2005 — $85,085) and $2,802,014 for the period from incorporation. This amount for the period ended June 30, 2006 is offset from joint venture receivables from unrelated third parties. Amounts payable, relating to the JED farm in, are due and payable on receipt of funds from the unrelated third party.
     As at June 30, 2006, JED owes the Company $1,830,123 for the reimbursement of intangible drilling costs.
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
     Interest Rate Risk.     Interest rate risk will exist principally with respect to any future indebtedness that bears interest at floating rates. At June 30, 2006, we had no indebtedness that bears a floating interest rate and do not contemplate utilizing this type of indebtedness as a means of financing our exploration activities.
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
     JMG and JED announced in February 2006 that they are pursuing a possible merger in which JMG would merge with a wholly owned subsidiary of JED in the U.S., and JMG’s securities would be exchanged for securities of JED on the basis of two-thirds of a JED common share for each JMG common share.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2006, management conducted an assessment of the effectiveness of the design and operation of the Company’s disclosure controls. Based on this assessment, management has determined that the Company’s disclosure controls as of June 30, 2006 were effective.
Changes in Internal Control Over Financial Reporting
For the second quarter of 2006, the Company used alternate staff for the financial reporting process, engaged in more regular and substantive communication with JED on accounting matters, directly accessed and reviewed transactions posted on JMG’s accounting system, and obtained the assistance of qualified consultants during the financial reporting and disclosure process. JMG and JED continue to pursue the proposed merger to formalize these control procedures and to solidify efficiencies in the reporting process.

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
     None
Item 3.     Defaults Upon Senior Securities
     None
Item 4.     Submission of Matters to a Vote of Security Holders
     None
Item 5.     Other Information
     None
Item 6.     Exhibits
     (a) Exhibits required by Item 601 of Regulation S-K are as follows:

Exhibit Number

31.1	Certification of Joseph W. Skeehan, Chief Executive Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David C. Ho, Chief Financial Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph W. Skeehan, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David C. Ho, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JMG Exploration, Inc
Date: August 18, 2006	/s/ Joseph W. Skeehan
Joseph W. Skeehan
Chief Executive Officer and President

/s/ David C. Ho
David C. Ho
Chief Financial Officer

Exhibit Index

Exhibit Number

31.1	Certification of Joseph W. Skeehan, Chief Executive Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David C. Ho, Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph W. Skeehan, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David C. Ho, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.