Form 10-K/A
period 2005-12-31
JMG Exploration, Inc.
filed 2006-09-14
CIK 1299967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 3
to
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
Suite 2200, 500 4th Avenue S.W.
Calgary Alberta, Canada
T2P 2V6
(Address of principal executive offices)
Registrant’s telephone number: (403) 537-3250
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock Common Stock Purchase Warrants	NYSE Arca NYSE Arca
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note
     This Amendment No. 3 to Form 10-K is being filed in order to comply with generally accepted accounting principles and our filing obligations under the Securities Exchange Act of 1934, as amended. We amended Form 10-K to, among others, (1) eliminate references to non-GAAP measures “funds flow from operations,” “loss from operations” and “earnings from operations,” (2) revise our statement in Item 9.A (3) report revenues net of royalties, (4) eliminate references to the Cheyenne River Project because we drilled two wells several years previously with no or little proved reserves, (5) remove all reserves that are before royalties are paid and all unproved reserves, (6) disclose the Standardized Measure of Discounted Future Net Cash Flows at a discount factor of 10% for our net proved reserves and all other information required by SFAS 69, (7) revise the line item “Purchase of property and equipment” used in the statement of cash flows to “Additions to property and equipment”, (8) disclose the basis for independence of our board members in Part III, Item 10, (9) provide additional information regarding the nomination process of our directors, (10) correct the location of our corporate governance guidelines, code of ethics and committee charters, (11) submit an amended audit report to cover the cumulative information from inception through December 31, 2005, and (12) disclose the value of consideration JMG has agreed to convey in exchange for the shares of JED Oil Inc..

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
     JMG has the following active projects:
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
Company History
     JMG Exploration, Inc. was incorporated under the laws of the State of Nevada on July 16, 2004. We explore for oil and natural gas in the United States and Canada. In August 2004, we completed two private placements totaling $8.8 million, issuing 250,000 shares of common stock and 1,950,000 shares of convertible preferred stock, and have commenced exploration activities. We have made direct property acquisitions primarily in North Dakota and Wyoming and will be developing the oil and natural gas properties of others under arrangements in which we will finance the cost of exploration drilling in exchange for interests in the oil or natural gas revenue generated by the properties (See Item 2 – Properties).
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
     Interpersonal Relationships with JED and Enterra: The senior officers and some of the directors of JED, Enterra and JMG have equity ownership in all three entities and hold the following executive positions and/or directorships:
•	H. S. (Scobey) Hartley is our Chief Executive Officer, President, and is a director of Enterra. Mr. Hartley has announced that he will not stand for re-election to the Board of Enterra at the 2006 annual general meeting. Mr. Hartley passed away in June 2006.

•	Thomas J. Jacobsen is a director of JMG, and is Chief Executive Officer and a director of JED.

•	Reg J. Greenslade is Chairman of the JMG board, and is Chairman of Enterra and JED boards. Mr. Greenslade is resigning as Chairman and a director of Enterra at March 31, 2006.
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
Sales and Marketing
     During 2005, we sold all of our oil production through Murphy Oil, who also handled the production accounting and sent us are percentage interest in the revenues, net of royalties and production and sales costs. Murphy Oil is an independent third party who trucks the oil from our wellhead to their production facility.

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
Geographic Segments
     The majority of our assets and revenues are in North Dakota. Wyoming and Utah only accounts for a very small percentage, less than 5%, of our assets and les than 10% of our revenue for the period ended December 31, 2005.
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
     We have entered into a Joint Services Agreement with JED which provides us with all additional personnel required, office space and equipment. If JED terminates the agreement for any reason, we will be required to find another company willing to provide us with these services or hire personnel, find office space and purchase or lease equipment ourselves. Retaining another company to provide these services or doing so ourselves could substantially increase our costs. See “Business” — “Strategy” – “Relationships with JED and Enterra” – “Services Agreements”.
We depend on our executive officers for critical management decisions and industry contacts. We have no employment agreements or key person insurance with these individuals and therefore the loss of their services would be costly to us.
     We are dependent upon the continued services of our chairman of the board, chief executive officer and chief financial officer. We do not have employment agreements with either of these individuals and do not carry key person insurance on their lives. The loss of the services of either of our executive officers, through incapacity or otherwise, would be costly to us and would require us to seek and retain other qualified personnel. See Item 1 “Business” — “Employees”.

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
     We also have a business principles agreement with JED and Enterra, which gives each of them certain rights to develop our exploration prospects. As a result of these relationships and the business principles agreement, we may receive proceeds from the sale of our exploration prospects that are less than we might have obtained from unaffiliated third parties. See Item 1 “Business” - “Strategy” – Relationships with JED and Enterra” – “Agreement of Business Principles”.
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
     Under these laws, we could be liable for personal injuries, property damage and other damages. Failure to comply with these laws may also result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws could change in ways that substantially increase our costs of doing business. Any such liabilities, penalties, suspensions, terminations or regulatory changes could materially and adversely affect our financial condition and results of operations. See Item 1 “Business” – “Government Regulation”.
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
     Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, incurrence of investigatory or remedial obligations, or the imposition of injunctive relief. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on our results of operations, competitive position, or financial condition. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release of such materials or if our operations were standard in the industry at the time they were performed. See “Business” – “Government Regulation”.
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
     We operate in a highly competitive environment for prospects suitable for exploration, marketing of oil and natural gas and securing the services of trained personnel. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we operate. Those companies may be able to pay more for prospective oil and natural gas properties and prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. In order for us to compete with these companies, we may have to increase the amounts we pay for prospects, thereby reducing our profitability. See Item 1 “Business” – “Competition”.
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
Item 1B. Unresolved Staff Comments
     Not applicable
Item 2: Properties
     Divide and Burke Counties, North Dakota
     JMG has various working interests ranging from 65% to 98% in approximately 100,000 gross acres in Divide and Burke Counties in northern North Dakota near the Canada / US border (162N-164N, 94W-97W). Targeted thus far for direct acreage purchase and exploratory drilling have been the Upper Devonian / Lower Mississippian Bakken sandstone and the Middle Mississippian Midale carbonates. The Bakken Formation averages 10’ in thickness, 400 API oil in this area and is a major established producing horizon in many parts of the Williston Basin. The Bakken requires large fracture stimulations to open up small-scale fractures present in the reservoir. The Midale Formation averages 5’ in thickness, 300 API oil in the area and is an emerging play to the north in the Tableland area of southern Saskatchewan. JMG’s development drilling activity in the area has been in partnership with JED Oil whereby JED farms-in on JMG and pays 100% of the drilling cost to earn a 70% working interest in each spacing unit to depth drilled. To date 4 Bakken horizontal oil wells have been drilled and placed on production (Burau 4-22H in Burke County and Rindel 3-9H, Points 2-11H, and Buck 3-8H in Divide County) and the reservoir performance is currently being reviewed. Typical drill depths for these Bakken horizontals is 13,000’. Also to date 3 Midale horizontal oil wells have been drilled and placed on production plus the Burau horizontal Bakken oil well has been recompleted in the uphole, vertical portion of the wellbore and placed on production. The 3 Midale horizontal oil wells are Schutz 5-26H, Erickson1-27H and Kearney 4-25H with all production having come on-stream in early 2006. Typical drill depths are approx. 10,500’ for these Midale horizontals. Up to 16 horizontal Midale wells are projected to be drilled in 2006 with other deeper potential zones being evaluated. Current Midale spacing is 2 horizontals per section with potential for 4 wells per section as warranted. Active prospect areas in this region include Candak (approx. 35,000 gross acres), Myrtle Beach (approx. 5,000 gross acres), Bluffton (approx. 5,000 gross acres), and Crosby (approx. 60,000 gross acres). This area has year-round drilling access. Reserves have been assigned for our Bakken, Midale wells in these areas.
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
     Weston County, Wyoming
     JMG entered into a joint area of interest with Fellows Energy Ltd in November 2004 to evaluate acreage in Weston County (eastern Wyoming) on the eastern edge of the Powder River Basin. Targets are light oil prospects in the Lower Cretaceous Dakota channel sands and the Permian/Pennsylvanian Minnelusa sands. There is potential for structural and stratigraphic traps against channel edges and up-dip shale pinch-outs imaged on seismic. There are similar developed fields in the area with an infrastructure of oil and gas gathering and processing facilities. Approximately 20,000 acres have been acquired with no wells drilled to date.
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

PART II
Item 5: Market For Our Common Equity And Related Stockholder Matters
Price Range of Common Stock
     Our common stock is quoted on the Pacific Stock Exchange under the symbol “JMG” since our initial public offering on August 5, 2005. Prior to our initial public offering, there was no public market for our common stock. The following table shows the high and low closing sale prices for our common stock as reported on the Pacific Stock Exchange for the periods indicated:

Period	High	Low
August 5 - 31, 2005	18.75	12.01
September, 2005	18.00	3.25
October, 2005	15.60	10.00
November, 2005	12.50	8.50
December, 2005	9.25	6.00
January, 2006	11.75	6.75
February, 2006	11.30	7.50
March 1 - 24, 2006	11.00	7.50
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

	Twelve month	Period from the date of
	period ended	incorporation on July 16,
	December 31	2004 to December 31
	$	$	$
	2005	2004	2003

Statement of Operations Data:
Revenues	627,460	—	n/a
Operating expenses:

Production	189,598	—	n/a
General and administrative	1,768,712	286,060	n/a
Stock-based compensation	78,589
Geophysical and Geological	256,484
Depreciation and amortization	4,265,162	479,702	n/a

Accretion	3,385

Total operating expenses	6,561,930	765,762	n/a
Operating income (loss)	(5,934,470)	(765,762)	n/a
Interest expense	—	—	n/a
Interest income	120,461	64,630	n/a
Gain on warrant liability	—	—	n/a
Net income (loss)	(5,814,009)	(701,132)	n/a
Less cumulative preferred dividends	(458,342)	(323,157)
Net loss applicable to common shareholders	(6,272,351)	(1,024,289)
Earnings (loss) per share:
Basic	(2.97)	(4.10)	n/a
Diluted	(2.97)	(4.10)	n/a
Weighted average shares outstanding:
Basic	2,111,351	250,000	n/a
Diluted Diluted	2,111,351	250,000	n/a

	Twelve month	Period from the date of
	period ended	incorporation on July 16,
	December 31	2004 to December 31
	$	$	$
	2005	2004	2003

Total assets	17,773,179	8,429,049	n/a
Current Liabilities	2,793,111	656,238	n/a
Long-term obligations, less current portion	78,642	—	n/a
Total shareholders’ equity	14,901,426	7,772,811	n/a

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
     We are pursuing a merger with JED, which was announced in January 2006. (See Outlook and Proposed Transaction’s section of this management discussion and analysis).
Financial operations overview

Summarized Financial and Operational Data (In US$ thousands, except per share data)
					Period from
				Year ended	incorporation
				December	July 16, 2004
	Q4	Q4		31,	to December
	2005	2004	Change	2005	31, 2004	Change

Petroleum revenue	286	—	286	627	—	627
Net loss	(4,435)	(627)	(3,808)	(5,814)	(701)	(5,113)
Per share basic and diluted	(0.91)	(3.29)	2.38	(2.97)	(4.10)	1.13
Exit production rate (BOE/d)	129	—	129	129	—	129
Weighted average number of shares outstanding — basic	4,897	250	4,647	2,111	250	1,861
Quarterly Information

Quarterly information (In US$ thousands, except per share data)
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	2005	2005	2005	2005	2004	2004	2004	2004

Revenue	—	7	334	286	—	—	—	—

Net loss	(217)	(467)	(695)	(4,435)	—	—	(74)	(627)
Per share, basic and diluted	(1.64)	(2.65)	(0.26)	(0.91)	—	—	(0.80)	(3.29)

2 Year Summary

Summarized financial and operational data
(In US$ thousands except for volumes and per share amounts)
		Period from
		incorporation
	Year ended	July 16, 2004 to
	December	December 31,
	31, 2005	2004

Revenue	627	—

Net loss	(5,814)	(701)
Net loss per share – basic and diluted	(2.97)	(4.10)

Weighted average number of shares – basic and diluted	2,111	250

Total assets	17,773	8,429
Total long-term debt	—	—
Results of operations
     Revenue. Our revenue is dependent upon success in finding and developing oil and natural gas reserves. In 2005, we only produced and earned oil revenue. Our ownership interest in the production from these properties is measured in BOE per day, a term that encompasses both oil and natural gas production. Revenues were $627,460 for the year ended December 31, 2005. This revenue related to production sales from two Bakken exploratory wells and one Midale exploratory well in North Dakota together with revenue from two non-operated wells in Wyoming. There was no revenue for the period ended December 31, 2004. Total revenue from incorporation July 16, 2004 to December 31, 2005 was $627,460.
Year ended to December 31, 2005 Compared to Year Ended December 31, 2004

			Percentage
Year ended December 31,	2005	2004	Increase

Production (BOE)	11,339	—	N/a

Average Price	$55.34	—

Revenues	$627,460	—	N/a

Period from incorporation on July 16, 2004 to December 31, 2005

Incorporation July 16, 2004 to December 31, 2005.

Production (BOE)	11,339
Average Price	$55.34
Revenues	$627,460
     Critical to our revenue stream is the market price for crude oil. Commodity benchmark prices for crude oil is as follows:

December 31,	2005	2004
West Texas Intermediate grade crude oil, per barrel	$59.78	$41.10
     We may use derivative financial instruments when we deem them appropriate to hedge exposure to changes in the price of crude oil, fluctuations in interest rates and foreign currency exchange rates. JMG currently does not have any financial derivative contracts or fixed price contracts in place.
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
Year ended to December 31, 2005 Compared to Year Ended December 31, 2004

		% of		% of	Percentage
Year Ended December 31,	2005	revenue	2004	revenue	Increase

Production expense	$189,598	30.2%	—	—	100%
Production expense per BOE:	$16.72	—	—	—
Period from incorporation on July 16, 2004 to December 31, 2005

		% of
Incorporation July 16, 2004 to December 31, 2005.		revenue

Production expense	$189,598	30.2%
Production expense per BOE:	$16.72	—
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
Year ended to December 31, 2005 Compared to Year Ended December 31, 2004

		% of		% of	Percentage
Year Ended December 31,	2005	revenue	2004	revenue	Increase
Depletion, depreciation expense	$4,265,162	679.8%	$479,702	—	789.1%

Depletion, depreciation expense per BOE:	$376.15		—	—
Period from incorporation on July 16, 2004 to December 31, 2005

		% of
Incorporation July 16, 2004 to December 31, 2005.		revenue

Depletion, depreciation expense	$4,744,864	756.2%
Depletion, depreciation expense per BOE:	$418.46
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
     Income taxes. Due to the loss, the company did not pay any income taxes in the period ended December 31, 2004 and December 31, 2005.

	2004	2005	Cumulative
	$	$	$

Loss for the period before income taxes	(701,132)	(5,814,009)	(6,515,141)
Effective tax rate	39%	39%	39%

Expected income tax recovery	(273,442)	(2,424,463)	(2,540,905)
Deferred tax asset valuation allowance	273,442	2,424,463	2,540,905
Income tax benefit	—	—	—

     Earnings (Loss). The net loss is presented below.

Year ended to December 31, 2005 Compared to Year Ended December 31, 2004

Year Ended December		% of		% of	Percentage
31,	2005	revenue	2004	revenue	Increase
	$		$

Net loss	(5,814,009)	(680.1%)	(701,132)	100%	(129.2%)
Net loss per share	(2.97)		(4.10)
Average number of shares outstanding	2,111,351	—	250,000	—
Period from incorporation on July 16, 2004 to December 31, 2005

		% of
Incorporation July 16, 2004 to December 31, 2005.		revenue
	$
Net loss	(6,515,141)	(762.1%)
Per share information
Net loss per share	(4.88)
Average number of shares outstanding	1,494,620	—
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
Constant Prices and Costs
     The following tables detail the net reserves of the Corporation as at December 31, 2005 using constant prices and costs, and the aggregate net present value of future net revenue attributable to the reserves estimated using constant prices and costs, calculated using a discount rate of 10%.

Light Crude Oil
Net
Reserves Category	(bbl)

PROVED
Developed Producing	53,907
Developed Non-Producing	7,749

TOTAL PROVED	61,656

Net Present Values of Future Net Revenues
Constant Prices and Costs
as at December 31, 2005

Before Income Taxes Discounted at (%/ year)
10%
Reserves Category	(US$ thousands)

PROVED
Developed Producing	1,307
Developed Non-Producing	142

TOTAL PROVED	1,449

     The following table summarizes the Corporation’s interests in oil wells as at December 31, 2005:
Producing and Non-producing Wells
as at December 31, 2005

	North Dakota		Wyoming		Total
	Gross	Net	Gross	Net	Gross	Net

Oil Wells
Producing	3	2.04	2	.8	5	2.84
Non-Producing	1	.12	—	—	1	1.2
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

	Number
	of warrants		Maximum
Warrant summary as of December 31, 2005.	outstanding	Exercise price	proceeds

Warrants issued in the preferred stock private placement	378,187	$6.00	$2,269,122
Warrants issued upon conversion of preferred stock	1,777,500	4.25	$7,554,375
Warrants issued our initial public offering	1,854,235	5.00	$9,271,175

	4,009,922	$4.25-$6.00	$19,094,672

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
     Cash flow used in investing activities. Cash utilized for the twelve-month period ended December 31, 2005 it was $14,957,516. Cash utilized in investing activities was $18,478,715 for the period from incorporation on July 16, 2004 to December 31, 2005 and was principally attributable to

$17,889,964 in property and equipment purchased for our exploration prospects which included the following: the Hooligan Draw prospect of $1,517,679, the Cut Bank prospect of $416,299, the Fiddler Creek prospect of $163,800, the Bakken prospect $3,071,996 the Rindal prospect $3,508,562, the two Candak prospects $4,696,907, and $5,229,159 invested in connection with a farm-in agreement and direct purchase of acreage for several prospects in the Bakken Zone of North Dakota which comprised our Candak prospect, Myrtle Beach prospect and Bluffton prospects. In November 2004, we loaned Fellows Energy $1,500,000, with interest at a rate of 18% per annum and a fixed and specific charge on all the assets provided as collateral. The promissory note was due and payable in two installments: the first installment of $750,000 plus accrued interest was received February 2005, and the second, for the remaining balance and all accrued and unpaid interest thereon, was due April 30, 2005. The first installment has been paid, including accrued interest to date. In May 2005, we accepted the remaining 50% working interest in the contracted lands we did not already own as payment in full on the final installment of the note due from Fellows Energy, including accrued interest to date. We granted Fellows an option through June 30, 2005 to reacquire an undivided 50% interest in the exploration and development lands for $391,249. The option was exercised on June 28, 2005.
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
     JMG engaged an independent engineering firm to evaluate 100% of our oil reserves and prepare a report thereon. Their report was utilized in the calculations of depletion and depreciation expense. The estimation of the reserve volumes and future net revenues set out in the report is complex and subject to uncertainties and interpretations. Judgments are based upon engineering data, projected future rates of production, forecasts of commodity prices, and the timing of future expenditures. Inevitably the estimates of reserve volumes and future net revenues will vary over time as new data becomes available and estimates of future net revenues do not represent fair market value.

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
JMG Exploration Inc.
Financial Statements

Report of Independent Registered Public Accounting Firm
     The Board of Directors and Shareholders of JMG Exploration, Inc.
     We have audited the accompanying consolidated balance sheets of JMG Exploration, Inc., a development stage enterprise (the “Company”), as of December 31, 2005 and 2004 and the related consolidated statements of operations and deficit, comprehensive loss, stockholders’ equity and cash flows for the twelve month period ended December 31, 2005, for the period from the date of incorporation on July 16, 2004 to December 31, 2005 and for the period from the date of incorporation on July 16, 2004 to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JMG Exploration, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the year ended December 31, 2005, for the period from incorporation on July 16, 2004 to December 31, 2005 and for the period from incorporation on July 16, 2004 to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Calgary, Canada
March 23, 2006	/S/ ERNST & YOUNG LLP

Consolidated Financial Statements
JMG Exploration, Inc. (a development stage enterprise)
December 31, 2005

JMG Exploration, Inc.
A Development Stage Enterprise
CONSOLIDATED
BALANCE SHEETS
(In United States Dollars)

As at December 31	2005	2004
	$	$

ASSETS
Current
Cash and cash equivalents	1,150,965	5,040,800
Accounts receivable	1,284,474	—
Loan receivable [note 3]	—	1,179,205
Prepaid expenses and deposits	34,701	104,887

	2,470,140	6,324,892

Other assets [note 5]	230,000	50,000
Property and equipment [notes 4 and 8]	15,073,039	2,054,157

	17,773,179	8,429,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	845,507	58,616
Accrued liabilities	1,660,648	20,000
Dividends payable	—	196,603
Due to JED Oil Inc. [note 8]	286,956	376,855
Due to related party	—	4,164

	2,793,111	656,238

Asset retirement obligations [note 9]	78,642	—

	2,871,753	656,238

Stockholders’ equity
Share capital [note 6]
Common stock — $.001 par value; 25,000,000 shares authorized; 4,997,578 shares issued and outstanding at December 31, 2005	4,997	250
Preferred stock — $.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2005 and 1,950,000 outstanding December 31, 2004	—	1,950
Additional paid-in capital	20,044,296	8,790,025
Share purchase warrants	2,151,470	4,875
Deficit accumulated during the development stage	(7,296,640)	(1,024,289)
Accumulated other comprehensive earnings	(2,697)	—

	14,901,426	7,772,811

	17,773,179	8,429,049

The accompanying notes are an integral part of these audited consolidated financial statements.

JMG Exploration, Inc.
A Development Stage Enterprise
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(In United States Dollars)

For the		Period from the	Period from the
		date of	date of
	Twelve month	incorporation on	incorporation on
	period ended	July 16, 2004 to	July 16, 2004 to
	December 31,	December 31,	December 31,
	2005	2004	2005
	$	$	$

Revenue
Petroleum revenue	627,460		627,460

Interest	120,461	64,630	185,091

	747,921	64,630	812,551

Expenses
Production	189,598	—	189,598
General and administrative [note 8]	1,768,712	286,060	2,054,772
Stock-based compensation [note 6]	78,589	—	78,589
Geophysical and Geological	256,484	—	256,484
Depletion, depreciation [note 4]	4,265,162	479,702	4,744,864
Accretion on asset retirement obligation [note 9]	3,385	—	3,385

	6,561,930	765,762	7,327,692

Net loss for the period [note 7]	(5,814,009)	(701,132)	(6,515,141)
Less: cumulative preferred dividends	(458,342)	(323,157)	(781,499)

Net loss applicable to common shareholders	(6,272,351)	(1,024,289)	(7,296,640)

Deficit, beginning of period	(1,024,289)	—	—

Deficit, end of period	(7,296,640)	(1,024,289)	(7,296,640)

Basic weighted average shares outstanding [note 6]	2,111,351	250,000	1,494,620

Net loss for the period per share, basic and diluted [note 6]	(2.97)	(4.10)	(4.88)

The accompanying notes are an integral part of these audited consolidated financial statements.

JMG Exploration, Inc.
A Development Stage Enterprise
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In United States Dollars)

		Period from
	Twelve	the date of	Period from the
	month	incorporation	date of
	period ended	on July 16,	incorporation on
	December	2004 to	July 16, 2004 to
For the	31,	December 31,	December 31,
	2005	2004	2005
	$	$	$

OPERATIONS
Net loss for the period	(5,814,009)	(701,132)	(6,515,141)
Adjustments to reconcile net loss to cash flows from operating activities:
Stock-based compensation	78,589	—	78,589
Depletion and depreciation and accretion	4,268,547	479,702	4,748,249
Other changes:
Increase in accounts receivable	(508,601)	—	(508,601)
Decrease (Increase) in prepaid expenses and deposits	70,186	(104,887)	(34,701)
Increase in accounts payable and accrued liabilities	382,917	82,780	252,166
Decrease (increase) in due to JED Oil Inc.	(89,899)	170,031	286,956
Decrease in due to related party	(4,164)	4,164	—
Decrease (increase) in accrued interest on Loan receivable	16,683	(39,205)	(15,815)

Cash used in operating activities	(1,599,751)	(108,547)	(1,708,298)

INVESTING
Repayment (advance) of loan receivable	750,000	(1,500,000)	(750,000)
Proceeds on disposition of property	391,249	—	391,249
Additions to property and equipment	(15,918,765)	(1,971,199)	(17,889,964)
Increase in other assets	(180,000)	(50,000)	(230,000)

Cash used in investing activities	(14,957,516)	(3,521,199)	(18,478,715)

FINANCING
Issue of common shares, net of issue costs	11,178,479	1,000,000	19,970,704
Issue of preferred shares	—	7,797,100	—
Issue of share purchase warrants	2,146,595		2,151,470
Preferred share dividends	(654,945)	(126,554)	(781,499)

Cash provided by financing activities	12,670,129	8,670,546	21,340,675

Effect of foreign exchange on cash and cash equivalents	(2,697)	—	(2,697)

Net (decrease) increase in cash and cash equivalents	(3,889,835)	5,040,800	1,150,965

Cash and cash equivalents, beginning of period	5,040,800	—	—

Cash and cash equivalents, end of period	1,150,965	5,040,800	1,150,965

The accompanying notes are an integral part of these audited consolidated financial statements.

JMG Exploration, Inc.
A Development Stage Enterprise
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY
(In United States Dollars)

	Shares	Total
	#	$

Common stock, $.001 par value:
Balance at July 16, 2004 and December 31, 2004	250,000	1,000,000
Preferred shares converted to common stock	1,950,000	7,792,225
Issuance of common stock, stock issued for cash pursuant to initial public offering	2,185,000	11,143,500
Warrants exercised for common stock	612,578	3,042,828
Share issue costs	—	(861,254
Portion of proceeds attributed to share purchase warrants	—	(2,146,595)

Balance at December 31, 2005	4,997,578	19,970,704

Additional paid in capital
Balance, July 16, 2004 (inception) and December 31,2004		—
Stock-based compensation		78,589

Balance at December 31, 2005	—	78,589

Preferred stock, $.001 par value:
Balance at December 31, 2004	1,950,000	7,792,225
Preferred shares converted to common stock	(1,950,000)	(7,792,225)

Balance at December 31, 2005	—	—

Share purchase warrants:
Balance at December 31, 2004	487,500	4,875
Share purchase warrants: issued pursuant to initial public offering $5.00	2,185,000	693,866
Share purchase warrants: issued pursuant conversion preferred shares $4.25	1,950,000	1,816,766
Warrants exercised for common stock	(612,578)	(364,037)

Balance at December 31, 2005	4,009,922	2,151,470

Deficit:
Balance at beginning of period July 16, 2004	—	—
Net loss for the period to December 31, 2004	—	(701,132)
Preferred share dividends	—	(323,157)

Balance at December 31, 2004	—	(1,024,289)
Net loss for the twelve-month period ended December 31, 2005	—	(5,814,009)
Preferred share dividends	—	(458,342)

Balance at December 31, 2005	—	(7,296,640)

	Shares	Total
	#	$

Accumulated other comprehensive income
Balance at beginning of period July 16, 2004	—	—
Balance December 31, 2004	—	—
Foreign exchange translation adjustment	—	(2,697)

Balance at December 31, 2004	—	(2,697)

Total stockholders equity at December 31, 2005	—	(14,901,426)

The accompanying notes are an integral part of these audited consolidated financial statements.

JMG Exploration, Inc.
A Development Stage Enterprise
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In United States Dollars)

		For the period	For the period
	For the	from the date of	from the date of
	twelve month	incorporation on	incorporation on
	period ended	July 16, 2004 to	July 16, 2004 to
	December 31,	December 31,	December 31,
	2005	2004	2005
	$	$	$

Net loss for the period	(5,814,009)	(701,132)	(6,515,141)

Other comprehensive income:
Foreign exchange translation adjustment	(2,697)	—	(2,697)

Comprehensive loss for the period	(5,816,706)	(701,132)	(6,517,838)

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
b) Cash and cash equivalents
     Cash and cash equivalents consist of cash on hand and balances invested in short-term securities with original maturities of less than 90 days. For the period ended December 31, 2005, the average effective interest rate earned on cash equivalent balances was 0.4%. As at December 31, 2005, the Company had $1,043,331 in cash and $107,634 in short-term securities.
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

d) Revenue recognition
     Oil revenue is recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title has transferred and if the collection of the revenue is probable.
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

December 31, 2004
		Accumulated
		depletion,
		depreciation
	Cost	and accretion	Net book value
	$	$	$

Petroleum and natural gas properties	2,053,378	472,172	1,941,206
Other assets	120,481	7,530	112,951

	2,173,859	479,702	2,054,157

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
b) Issued and outstanding

			Additional
		Capital	Paid-in
		Stock	Capital	Total
	#	$	$	$

Common Stock, $.001 par value:
Balance, at July 16, 2004 and December 31, 2004	250,000	250	999,750	1,000,000
Preferred shares converted to common stock	1,950,000	1,950	7,790,275	7,792,225
Issued for cash, pursuant to initial public offering	2,185,000	2,185	11,141,315	11,143,500
Warrants exercised for common stock	612,578	612	3,042,216	3,042,828
Share Issue Costs			(861,254)	(861,254)
Portion of proceeds attributed to share purchase warrants			(2,146,595)	(2,146,595)

Balance at December 31, 2005	4,997,578	4,997	19,965,707	19,970,704

Preferred Stock
Balance, at July 16, 2004 and December 31, 2004	1,950,000	1,950	7,798,050	7,800,000
Preferred shares converted to common stock	(1,950,000)	(1,950)	(7,790,275)	(7,792,225)
Share issue costs, net of tax	—	—	(2,900)	(2,900)
Portion of proceeds attributed to share purchase warrants	—	—	(4,875)	(4,875)

Balance at December 31, 2005	—	—	—	—

Share Purchase Warrants
Balance, at July 16, 2004 and December 31, 2004	487,500	—	—	4,875
Issued pursuant to initial public offering	2,185,000	—	—	693,866
Issued pursuant to conversion of preferred shares	1,950,000	—	—	1,816,766
Warrants exercised for common stock	(612,578)	—	—	(364,037)

Balance at December 31, 2005	4,009,922	—	—	2,151,470

			Additional
		Capital	Paid-in
		Stock	Capital	Total
	#	$	$	$

Additional paid in capital
Balance, July 16, 2004 (inception) and December 31, 2004			—
Stock-based compensation			78,589

Total December 31, 2005		4,997	20,044,296	22,122,174

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
d) Loss per share
     For the twelve-month period ended December 31, 2005 the weighted average number of common shares outstanding were 2,111,351. (2004 — December 31, 2004 weighted average number of common shares outstanding were 250,000). All of the Company’s outstanding stock options and warrants currently have an anitdilutive effect on per common share amounts. These stock options and warrants could be dilutive in future periods.

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
b) Concentration of credit risk
     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, accounts receivable, and loan receivable. At December 31, 2005, the Company had all of its cash and cash equivalents with three banking institutions. The company mitigates the concentration risk associated with cash deposits by only depositing material amounts of funds with major banking institutions. Concentrations of credit risk with respect to accounts receivables are the result of joint venture operations with industry partners and are subject to normal industry credit risks. The Company routinely assesses at the credit of joint venture partners to minimize the risk of non-payment.
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
     JED Oil Inc. (Amex: JDO) (“JED”) and JMG on February 27, 2006 announced they have signed a letter of intent to pursue a possible acquisition of JMG by JED. The proposal would offer two-thirds of a share of common stock of JED for each share of common stock of JMG. This exchange ratio is based on the “market to market” recent trading prices of JED and JMG stock and the transaction is subject to the receipt of independent third party opinions that the transaction is fair to both the shareholders of JMG and shareholders of JED. As of March 23, 2006, we had (i) 5,086,832 common shares outstanding with a closing price of $9.75 per share on such date as reported on NYSE Arca Exchange and (ii) 1,805,981 publicly traded warrants outstanding with a closing price of $4.50, for total consideration of $57,723,526.50 . Outstanding options and other warrants will also be assumed at the same exchange ratio of two JED shares for three JMG shares. Completion of the transaction is also subject to receipt of all required regulatory and stock exchange approvals in both the United States and Canada, and to the approval of the shareholders of both JMG and JED. It is anticipated that all of the outstanding common shares, warrants and options of JMG will be converted at the above-mentioned exchange rate. The JMG Board of Directors has extended the JMG warrants that were to expire in August and December of 2006 to January 15, 2007.
13. COMPARATIVE FIGURES
     “Certain comparative figures have been reclassified to conform to the current period presentation.”

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A: Controls And Procedures
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2005, management conducted an assessment of the effectiveness of the design and operation of the Company’s disclosure controls. Based on this assessment, management has determined that the Company’s disclosure controls as of December 31, 2005 were ineffective because of the material weakness discussed below.
     The required certifications of our principal executive officer and principal financial officer are included as exhibits to this Annual Report. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures and changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.
     A material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     The material weakness was identified in the fourth quarter of 2005 when our CEO was informed by our auditors, Ernst &Young LLP, of their concern relating to the ability of the Company’s accounting group to meet the Company’s ongoing reporting requirements. Specifically, the auditors felt JMG did not have sufficient staff with a knowledge of U.S. accounting principles and sufficiently trained staff to ensure appropriate internal controls existed. To mitigate this weakness, the Company engaged consultants to assist with the preparation of the financial statements and other accounting issues. We contracted with four individuals to increase our staffing and to assist with the preparation of the financial statements, the SEC reports and other accounting issues. The Company did not retain outside experts to review its disclosure controls and procedures or its internal controls and consequently, no reports or recommendations regarding our controls were requested or prepared.
     By taking remedial actions through the hiring of consultants, management believes that the consolidated financial statements for all periods presented in this annual report for the year ended December 31, 2005 present fairly, in all material respects, our financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. The auditors conducted their audit on a substantive basis and did not rely on the Company’s internal controls.
     Subsequent to March 31, 2006, the Company is taking additional actions to reduce or eliminate the weakness in internal controls by using alternate staff for the financial reporting process, by engaging in more regular and substantive communication with JED on accounting matters, by proactively accessing and reviewing transactions on a periodic basis directly within JMG’s accounting system, and by continuing to work with independent experts pertaining to disclosure matters. JMG and JED continue to pursue the proposed merger to formalize these control procedures and to solidify efficiencies in the reporting process.
     Changes in Internal Control Over Financial Reporting
     There was no change in JMG’s internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, JMG’s internal control over financial reporting.
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
     Thomas J. Jacobsen. Mr. Jacobsen has been our Chairman since August 2004, he resigned as Chairman in September 2005. He was the President and Chief Operating Officer of JED from September 2003 to November 2004 when he resigned as President and Chief Operating Officer and assumed the position of Chief Executive Officer. He has been a Director of JED since September 2003. Mr. Jacobsen joined Westlinks Resources Ltd., a predecessor of Enterra, as a director in February 1999, and was appointed Executive Vice President, Operations in October 1999. In October 2000, he resigned from this position and was appointed Vice Chairman of the Board of Directors. Mr. Jacobsen became Enterra’s Chief Operating Officer in February 2002 and served in that position until November 2003. Mr. Jacobsen has more than 40 years experience in the oil and gas industry in Alberta and Saskatchewan including serving as President, Chief Operating Officer and a director of Empire Petroleum Corporation from June 2001 to April 2002, President and Chief Executive Officer of Niaski Environmental Inc. from November 1996 to February, 1999, President and Chief Executive Officer of International Pedco Energy Corporation from September 1993 to February 1996, and President of International Colin Energy Corporation from October 1987 to June 1993. Mr. Jacobsen served as a director of Rimron Resources Inc., formerly Niaski Environmental Inc. from February 1, 1997 to April 1, 2003. Niaski’s proposal to its creditors under the Bankruptcy and Insolvency Act (Canada) was accepted in April 2000 and Niaski was discharged in May 2001.
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
     Reginald (Reg) J. Greenslade. Mr. Greenslade has beenacting as interim Chief Executive Officer (ceo), since June 28, 2006. Mr. Greenslade has been serving as Chairman and Director of JMG Exploration, Inc. since September 2005. Mr. Greenslade has also been serving as Chairman and Director of JED Oil since November 2003. He was President, CEO and Director of Enterra Trust from January 2005 until June 1, 2005 when he resigned as President and CEO, he served as Chairman of the Enterra Board until his resignation on March 31, 2006. He was a director of PASW Inc., a software development company, from February 2001 to July 2001. From 1995 until the formation of Enterra, Mr. Greenslade was the President, CEO and Director of Big Horn Resources Ltd. Prior to his position with Big Horn, Mr. Greenslade was with CS Resources Limited in the areas of exploitation engineering and project management from 1993 to 1995. Prior to 1993, Mr. Greenslade was employed by Saskatchewan Oil and Gas Corporation in the capacities of project management, production, and reservoir engineering. He has extensive experience with secondary recovery schemes and is recognized for his work in the specialized field of horizontal well technology. All the above companies were publicly traded in either the U.S., Canada, or both, during the periods indicated.
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
     Directors do not receive compensation for service on the board of directors. We reimburse our directors for their out-of-pocket costs, including travel and accommodations, relating to their attendance at any board of directors meeting. Directors are entitled to participate in our equity compensation plan. In 2005, we granted our Chairman of the Board 30,000 options, our chairman of the Audit Committee — 40,000 options, our Chief Executive Officer and President, Chief Financial Officer 30,000 options and other non-employee directors — 30,000 options, each to purchase an equal number of shares of common stock at $5.00 per share. These grants replaced options granted in August 2004 at an exercise price of $4.00 per share that were cancelled.
Committees of the Board of Directors
     The charters of each of the following committees are on the website for JED Oil Inc. at www.jedoil.com/JMG.asp. We will provide such charters in print, free of charge, to any investor who requests it by writing to: Suite 2200, 500 4th Avenue S.W. Calgary Alberta, Canada T2P 2V6.
     Audit committee
     Our audit committee consists of Mr. Skeehan, committee chairman and designated financial expert, Mr. Wells and Dr. Sandler. All members of our audit committee meet the independence standards for directors as set forth in the NYSE Arca Equities Rules. The audit committee reviews in detail and recommends approval by the full board of directors of our annual and quarterly financial statements, recommends approval of the remuneration of our auditors to the full board, reviews the scope of the audit procedures and the final audit report with the auditors, and reviews our overall accounting practices and procedures and internal controls with the auditors.
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
     Corporate Governance Committee
     Our corporate governance committee consists of Dr. Sandler, the committee chairman, and Mr. Skeehan, Mr. Wells and Mr. Jacobsen. The corporate governance committee determines the scope and frequency of periodic reports to the board of directors concerning issues relating to overall financial reporting, disclosure and other communications with all stockholders. Further, the corporate governance committee recommends to the board of directors (i) criteria for the composition of the board including total size and the number or minimum number of unrelated directors, (ii) candidates to fill vacancies on the board which occur between annual meetings which result from either departures of directors or increases in the number of directors and (iii) a slate of directors for election at each annual meeting.
     Code of Ethics
     We have adopted a Code of Conduct effective January 1, 2005, which applies to all of our employees, consultants, officers and directors. It establishes standards of conduct for individuals and also individual standards of business conduct and ethics. In addition it sets out our policies in relation to our employees on such issues as discrimination, harassment, privacy, drugs, alcohol, tobacco and weapons. The Code of Conduct is attached as an exhibit to Form 10-K/A filed on April 10, 2006 and will be placed on the website for JED Oil Inc. at www.jedoil.com/JMG.asp. We will provide such Code of Conduct in print, free of charge, to any investor who requests it by writing to: Suite 2200, 500 4th Avenue S.W. Calgary Alberta, Canada T2P 2V6.
Delinquent Form 4 as required under Item 405 of Regulation S-K.

Form	Director/Officer/10%	Owner	Date of Earliest Transaction	Date of Filing
4	Herman S Hartley	Officer	08/03/2005	10/02/2005
4	Thomas J Jacobsen	Director	08/03/2005	10/02/2005
4	Fred P Heller. Trustee for Heller 2002 Trust	10% Owner	08/03/2005	08/25/2005
4	Joseph W Skeehan	Director	08/03/2005	08/25/2005
4	Rueben Sandler	Director	08/03/2005	08/25/2005
4	Joanne R Finnerty	Officer	08/03/2005	08/25/2005

Item 11: Executive Compensation
     The following table provides a summary of annual compensation for our executive officers for the period from incorporation on January 1, 2005 to December 31, 2005 and pro forma compensation representing compensation on an annual basis. We do not have an employment agreement with either of our executive officers.

				Long-term
	Annual compensation			compensation
				Securities
Name and	Annualized	Actual		underlying	All Other
principal position	salary	salary	Bonus	options (1)	compensation

H. S. (Scobey) Hartley — Chief Executive Officer and President	$121,000	$121,000	$29,000	30,000	—

Joanne R. Finnerty — Chief Financial Officer (2)	$94,000	$43,000	$10,300	30,000	—

(1)	All option grants were made pursuant to the equity compensation plan. These options were issued in April 2005, 30,000 options each to purchase shares of our common stock at $5.00 per share.

(2)	Ms. Finnerty began employment of JMG in July 2005.
Stock options granted during the most recently completed financial year
     The following table discloses the grants of options to purchase or acquire shares of common stock to our executive officers during the period indicated.

Option grants during the period from incorporation on January 1, 2005 to December 31, 2005

	Individual grants
		Percentage of
		total
		options
		granted to
		employees in
		period from
	Number	incorporation			Potential realizable value at
	of	on January 1,			assumed annual rate of
	shares of	2005to	Exercise		stock price appreciation
	common	December 31,	price per	Expiration	for option term (3)
	stock	2005	share	date	5%	10%

H. S. (Scobey) Hartley	30,000 (1)	6.5%	$5.00	April 2010	$57,000	$307,000
Joanne R. Finnerty (2)	30,000	6.5%	$5.00	July 2010	$57,000	$307,000

(1)	Granted under our equity compensation plan. The options are fully vested and exercisable. In April 2005 these grants were issued for 30,000 options to acquire shares of common stock at $5.00 per share, expiring in April 2010 .

(2)	In July 2005 we granted under our equity compensation plan, 30,000 options to acquire shares of common stock at $5.00 per share, expiring in July 2010. These options will vest as to one-third on each of the first, second and third anniversaries of the grant date.

(3)	Potential realizable values are net of exercise price, but before taxes associated with exercise. Amounts representing hypothetical gains are those that could be achieved if options are exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with rules of the Securities and Exchange Commission based on the assumed price of $5.00 per share, and do not represent our estimate or projection of the future stock price.
Option exercises in last fiscal year and fiscal year-end option values
     The following table sets forth the number and value of securities underlying options held as of December 31, 2005.

			Number of shares		Value of unexercised
	Number		underlying unexercised		in-the-money options
	of shares	Value	options at December 31, 2005		at December 31, 2005
	acquired	realized	Exercisable	Unexercisable	Exercisable	Unexercisable

H.S. (Scobey) Hartley	—	—	30,000	—	$224,700	—
Joanne R. Finnerty	—	—	—	30,000	—	224,700
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

Equity compensation plan information as of March 31, 2006
			Number of securities
			remaining available for
	Number of securities	Weighted-average	future issuance
	to be issued upon	exercise price of	under equity
	exercise of outstanding	outstanding options	compensation plans
Plan category	options and warrants	and warrants	(1)
Equity compensation plan	479,250	$5.28	20,508
Beneficial Ownership of Common Stock
          The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2006, by:
•	each of our executive officers and directors;
•	all executive officers and directors as a group; and
•	each person who is known by us to beneficially own more than 5% of our outstanding common stock.
          As of March 31, 2006, there were 5,086,832 shares of common stock issued and outstanding. Shares of common stock not outstanding but deemed beneficially owned because an individual has the right to acquire the shares of common stock within 60 days, are treated as outstanding when determining the amount and percentage of common stock owned by that individual and by all directors and executive officers as a group. The address of each executive officer and director is Suite 2200, 500 – 4th Avenue S.W. Calgary, Alberta, Canada, T2P 2V6. The address of other beneficial owners is set forth below.

	Number of Shares		Percentage
Name of beneficial owner	beneficially owned		of shares outstanding
Executive officers and directors:
H. S. (Scobey) Hartley	48,833	(1)	0.95%
Joanne R. Finnerty	34,621	(2)	0.67%
Thomas J. Jacobsen	172,391	(3)	3.32%
Reuben Sandler, Ph.D.	99,625	(4)	1.90%
Reginald Greenslade	138,876	(5)	2.69%
Donald P. Wells	30,000	(6)	0.59%
Joseph W. Skeehan	48,908	(7)	0.95%
All executive officers and directors as a group (7 persons)	573,254		10.45%

Stockholders owning 5% or more:
Fred P. Heller, Trustee Heller 2002 Trust 2310 Pleasure Drive, Reno, Nevada 89509	1,069,358	(8)	19.4%
Jay Kuhne Family Trust 315 West Hyman, Aspen, Colorado 81611	506,250	(9)	9.4%
John P. McGrain 233 South Orange Grove, Pasadena, California 91105	476,562	(10)	8.92%

(1)	Beneficial ownership includes of 30,000 shares of common stock underlying stock options, 10,000 common stock warrants exercisable at $5.00 and 8,833 shares of common stock.

(2)	Beneficial ownership includes of 30,000 shares of common stock underlying stock options, 2,000 common stock warrants exercisable at $5.00 and 2,621 shares of common stock.

(3)	Includes 30,000 shares of common stock underlying stock options, 69,633 shares of common stock, 57,133 shares of common stock underlying warrants issuable upon exercise of warrants at $5.00 per share, 3,125 shares of common stock issuable upon exercise of warrants at $6.00 per share and 12,500 shares of common stock issuable upon exercise of warrants at $4.25 per share.

(4)	Includes 30,000 shares of common stock underlying stock options, 28,375 shares of common stock 10,000 shares of common stock underlying warrants issuable upon exercise of warrants at $5.00 per share, 6,250 shares of common stock issuable upon exercise of warrants at $6.00 per share and 25,000 shares of common stock issuable upon exercise of warrants at $4.25 per share.

(5)	Includes 30,000 shares of common stock underlying stock options, 61,938 shares of common stock 46,938 shares of common stock underlying warrants issuable upon exercise of warrants at $5.00 per share.

(6)	Beneficial ownership consists of 30,000 shares of common stock underlying stock options.

(7)	Includes 40,000 shares of common stock underlying stock options, 4,454 shares of common stock, 4,454 shares of common stock underlying warrants issuable upon exercise of warrants at $5.00 per share.

(8)	Information based on Schedule 13D filed with the SEC on February 28, 2006. Includes 189,920 shares of common stock underlying warrants issuable upon exercise at $5.00 per share and 225,000 shares of common stock issuable upon exercise of warrants at $4.25.

(9)	Information based on Schedule 13D filed with the SEC on August 8, 2005. Includes 225,000 shares of common stock underlying warrants issuable upon exercise at $4.25 per share and 56,250 shares of common stock issuable upon exercise of warrants at $6.00. Jay Kuhne is the trustee for the Jay Kuhne Family Trust.

(10)	Includes 206,250 shares of common stock underlying warrants issuable upon exercise at $4.25 per share and 51,562 shares of common stock issuable upon exercise of warrants at $6.00.

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

Page
Reports of Independent Registered Public Accounting Firm	35
Consolidated Balance Sheet as of December 31, 2005 and 2004	37
Consolidated Statements of Operations and Deficit for the year ended December 31, 2005, the period from the date of incorporation on July 16, 2004 to December 31, 2004 and to December 31, 2005	38
Consolidated Statements of Cash Flows for the year ended December 31, 2005, the period from the date of incorporation on July 16, 2004 to December 31, 2004 and to December 31, 2005	39
Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2005, the period from the date of incorporation on July 16, 2004 to December 31, 2004 and to December 31, 2005	40
Consolidated Statements of Comprehensive Loss for the year ended December 31, 2005, the period from the date of incorporation on July 16, 2004 to December 31, 2004 and to December 31, 2005	42
Notes to Consolidated Financial Statements	43-54
     (a)2. Financial Statement Schedules
     (a)3 Exhibits:

Number	Exhibit
3.1(1)	Amended and Restated Articles of Incorporation of the registrant *

3.2(1)	By-laws of the registrant *

3.3(1)	Certificate of Designation of the Rights and Preferences of the Series A Convertible Preferred Stock

4.1(1)	Specimen of Common stock Certificate *

4.1(1)	Form of Lockup Agreement – Officers and Directors *

4.3(1)	Form of $4.25 Warrant *

4.4(1)	Form of $6.00 Warrant *

4.5(1)	Form of $5.00 Warrant *

4.6(1)	Form of Underwriter’s Warrant Agreement

10.1(1)*	Equity compensation plan *

10.2(1)	Hooligan Draw Farm-in Agreement*

10.3(1)	Cut Bank Farm-in Agreement*

10.4(1)	Fiddler Creek Farm-in Agreement *

10.5(1)	JED Oil Technical Services Agreement, as amended *

10.6(1)	2nd Amended and Restated Agreement of Business Principles with Enterra Energy Trust, JED Oil Inc. and JMG Exploration, Inc. *

10.7(1)	Fellows Energy Ltd. Exploration and Development and Conveyance Agreement *

10.8(1)	Fellows Energy Ltd. Promissory Note *

Number	Exhibit
10.9(1)	Fellows Energy Ltd. General Security Agreement *

10.10(1)	Candak Farm-in Agreement *

10.11(1)	Myrtle Beach Farm-in Agreement *

10.12(1)	Bluffton Farm-in Agreement *

10.13(1)	Pinedale – Jonah Farm-in Agreement *

10.14(1)	Pinedale – Desert Mining, Inc. Agreement *

10.15(2)	Termination Agreement dated January 1, 2006 relating to JED Oil Technical Services Agreement, as amended

10.16(2)	Joint Services Agreement between JMG Exploration Inc. and JED Oil Inc. dated January 1, 2006

14.1(2)	Code of Business Conduct*

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

23.2(2)	Consent of DeGolyer and Mac Naughton Canada Limited, Independent Engineers

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract

(1)	Incorporated by reference to the Company’s registration statement on Form SB-2 (333-120082)

(2)	Previously filed

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, JMG Exploration Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 11, 2006	JMG Exploration Inc.

	By:	/s/ David Ho

David Ho
Acting Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002