Form 10-Q/A
period 2006-03-31
JMG Exploration, Inc.
filed 2006-09-14
CIK 1299967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 1

to
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-32438
JMG Exploration, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	20-1373949
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

Suite 2200, 500 4th Avenue S.W.
Calgary Alberta, Canada	T2P 2V6
(Address of Principal Executive Offices)	(Zip Code)
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

Explanatory Note
     This Amendment No. 1 to Form 10-Q is being filed in order to comply with generally accepted accounting principles and our filing obligations under the Securities Exchange Act of 1934, as amended. We amended Form 10-Q to, among others, (1) eliminate references to non-GAAP measures “funds flow from operations,” “loss from operations” and “earnings from operations,” (2) revise our statement in Item 4 regarding disclosure controls and procedures, (3) report revenues net of royalties, and (4) expand disclosure on the use of funds generated from the issuance of the $1,500,000 promissory note.

JMG Exploration, Inc.
Index to Form 10-Q Quarterly Report
to the Securities and Exchange Commission

		Page
		No.
Item 1	Part I. Financial Information

	Consolidated Financial Statements	5 - 10

	Consolidate Balance Sheets, as of March 31, 2006(unaudited) and December 31, 2005 (unaudited)	5

	Consolidated Statements of Operations (unaudited) for the Three months ended March 31, 2006 and 2005, and the period from the date of incorporation July 16, 2004 to March 31, 2006.	6

	Consolidated Statements of Cash Flows (unaudited) for the Three months ended March 31, 2006 and 2005, and the period from the date of incorporation July 16, 2004 to March 31, 2006.	7

	Consolidated Statements of Shareholders’ Equity (unaudited) for the Three months ended March 31, 2006 and 2005, and the period from the date of incorporation July 16, 2004 to March 31, 2006.	8

	Consolidated Statements of Comprehensive Loss (unaudited) for the Three months ended March 31, 2006 and 2005, and the period from the date of incorporation July 16, 2004 to March 31, 2006.	10

	Notes to Consolidated Financial Statements (unaudited)	11 - 16

Item 2	Managements Discussion and Analysis of Financial Condition and Results of Operations	16 - 28

Item 3	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4	Controls and Procedures	27

	Part II. Other Information

Item 1	Legal Proceedings	27

Item 1A	Risk Factors	27

Item 2	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	27

Item 3	Defaults Upon Senior Securities	27

Item 4	Submission of Matters to a Vote of Security Holders	27

Item 5	Other Information	27

Item 6	Exhibits	27

SIGNATURES:
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

JMG Exploration, Inc.
PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2006 and 2005 and the period of
Incorporation July 16, 2004 to March 31. 2006.
(Forming a part of Form 10-Q Quarterly Report
to the Securities and Exchange Commission)

JMG Exploration, Inc.
A Development Stage Enterprise
CONSOLIDATED BALANCE SHEETS
(In United States Dollars)
(unaudited)

	March 31	December 31
	2006	2005
As at	$	$

ASSETS
Current
Cash and cash equivalents	652,136	1,150,965
Accounts receivable	2,291,814	1,284,474
Prepaid expenses and deposits	161,639	34,701

	3,105,589	2,470,140

Other assets	230,000	230,000
Property and equipment [note3]	15,779,127	15,073,039

	19,114,716	17,773,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	444,523	845,507
Accrued liabilities	581,137	1,660,648
Promissory note payable [note 4]	1,500,000	—
Due to JED Oil Inc. [note 6]	1,390,523	286,956

	3,916,183	2,793,111

Asset retirement obligations [note7]	80,313	78,642

	3,996,496	2,871,753

Stockholders’ equity
Share capital [note 5]
Common stock — $.001 par value; 25,000,000 shares authorized; 5,086,832 shares issued and outstanding at March 31, 2006.	5,087	4,997
Additional paid-in capital	20,544,002	20,044,296
Share purchase warrants	2,094,415	2,151,470
Deficit accumulated during the development stage	(7,504,597)	(7,296,640)
Accumulated other comprehensive loss	(20,687)	(2,697)

	15,118,220	14,901,426

	19,114,716	17,773,179

     The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
A Development Stage Enterprise
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(In United States Dollars)
(unaudited)

			Period from the date
			of incorporation on
	For the three month period ended		July 16, 2004 to
	March 31,		March 31,
	2006	2005	2006
	$	$	$

Revenue

Petroleum Revenue	452,735	—	1,080,195

Interest	—	73,323	185,091

	452,735	73,323	1,265,286

Expenses
Production	135,462	—	325,060
General and administrative [note 6]	268,495	256,342	2,323,267
Interest	23,897		23,897
Stock-based compensation [note 5]	24,868	—	103,457
Geophysical and Geological	—	—	256,484
Depletion, depreciation	206,299	34,316	4,951,163
Accretion on asset retirement obligation [note 7]	1,671	—	5,056

	660,692	290,658	7,988,384

Net loss for the period	(207,957)	(217,335)	(6,723,098)
Less: cumulative preferred dividends	—	(193,397)	(781,499)

Net loss applicable to common shareholders	(207,957)	(410,732)	(7,504,597)

Deficit, beginning of period	(7,296,640)	(1,024,289)	—

Deficit, end of period	(7,504,597)	(1,435,021)	(7,504,597)

Basic weighted average shares outstanding [note 5]	5,036,049	250,000	2,006,227

Net loss for the period per share, basic and diluted [note 5]	(0.04)	(1.64)	(3.74)

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
A Development Stage Enterprise
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In United States Dollars)
(unaudited)

			Period from the
			date of
	For the three month period		incorporation on
	ended		July 16, 2004 to
	March 31,		March 31,
	2006	2005	2006
	$	$	$

OPERATIONS
Net loss for the period	(207,957)	(217,335)	(6,723,098)
Adjustments to reconcile net loss to cash flows from operating activities:
Stock-based compensation	24,868	—	103,457
Depletion and depreciation and accretion	207,970	34,316	4,956,219
Other changes:
Increase (decrease) in accounts receivable	791,089	(14,066)	282,488
Increase in prepaid expenses and deposits	(126,938)	(28,412)	(161,639)
Decrease in accounts payable and accrued liabilities	(1,844,389)	(14,402)	(1,592,223)
Increase (decrease) in due to JED Oil Inc.	(146,349)	387,540	140,607
Increase in due to related party.	—	10,692	—
Decrease (increase) in accrued interest on Loan receivable	—	29,229	(15,815)

Cash used in operating activities	(1,301,706)	187,562	(3,010,004)

INVESTING
Repayment (advance) of loan receivable	—	750,000	(750,000)
Proceeds on disposition of property	—	—	391,249
Purchase of property and equipment	(1,097,006)	(2,186,386)	(18,986,970)
Increase in other assets	—	(75,000)	(230,000)

Cash used in investing activities	(1,097,006)	(1,511,386)	(19,575,721)

FINANCING
Issue of common shares, net of issue costs	417,873	—	20,445,632
Issue of preferred shares	—	—	—
Issue of share purchase warrants	—		2,094,415
Preferred share dividends	—	(195,000)	(781,499)
Issue of promissory note	1,500,000		1,500,000

Cash provided by financing activities	1,917,873	(195,000)	23,258,548

Effect of foreign exchange on cash and cash equivalents	(17,990)	(35)	(20,687)

Net (decrease) increase in cash and cash equivalents	(498,829)	(1,518,859)	652,136

Cash and cash equivalents, beginning of period	1,150,965	5,040,800	—

Cash and cash equivalents, end of period	652,136	3,521,941	652,136

Interest paid on promissory note to March 31, 2006 was $26,000.
The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
A Development Stage Enterprise
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY
(In United States Dollars)
(unaudited)
Period from the date of incorporation on July 16, 2004 to March 31, 2006.

	Shares	Total
	#	$

Common stock, $.001 par value:

Balance at July 16, 2004 and December 31, 2004.	250,000	1,000,000
Preferred shares converted to common stock	1,950,000	7,792,225
Issuance of common stock, stock issued for cash pursuant to initial public offering	2,185,000	11,143,500
Warrants exercised for common stock	612,578	3,042,828
Share issue costs	—	(861,254)
Portion of proceeds attributed to share purchase warrants.	—	(2,146,595)

Balance at December 31, 2005	4,997,578	19,970,704

Warrants exercised for common stock	89,254	420,770
Share issue costs		(2,897)
Portion of proceeds attributed to share purchase warrants.		57,055

Balance at March 31, 2006	5,086,832	20,445,632

Additional paid in capital
Balance, July 16, 2004 (inception) and December 31, 2004		—
Stock-based compensation		78,589

Balance at December 31, 2005		78,589

Stock-based compensation		24,868

Balance at March 31, 2006	—	103,457

Preferred stock, $.001 par value:
Balance at December 31, 2004	1,950,000	7,792,225
Preferred shares converted to common stock	(1,950,000)	(7,792,225)

Balance at December 31, 2005 and March 31, 2006	—	—

Share purchase warrants:
Balance at December 31, 2004	487,500	4,875
Share purchase warrants: issued pursuant to initial public offering $5.00	2,185,000	693,866
Share purchase warrants: issued pursuant conversion preferred shares $4.25	1,950,000	1,816,766
Warrants exercised for common stock	(612,578)	(364,037)

Balance at December 31, 2005	4,009,922	2,151,470

Warrants exercised for common stock	(89,254)	(57,055)

Balance at March 31, 2006	3,920,668	2,094,415

Deficit:
Balance at beginning of period July 16, 2004.	—	—
Net loss for the period to December 31, 2004	—	(701,132)
Preferred share dividends	—	(323,157)

Balance at December 31, 2004	—	(1,024,289)
Net loss for the twelve-month period ended December 31, 2005	—	(5,814,009)
Preferred share dividends	—	(458,342)

Balance at December 31, 2005	—	(7,296,640)

Net loss for the three month period ended March 31, 2006		(207,957)

Balance at March 31, 2006	—	(7,504,597)

Accumulated other comprehensive income
Balance at beginning of period July 16, 2004.	—	—
Balance December 31, 2004	—	—
Foreign exchange translation adjustment	—	(2,697)

Balance at December 31, 2005	—	(2,697)

Foreign exchange translation adjustment		(17,990)

Balance at March 31, 2006	—	(20,687)

Total stockholders equity at March 31, 2006	—	(15,118,220)

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
A Development Stage Enterprise
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In United States Dollars)
(unaudited)

			For the period
			from the date of
			incorporation on
	For the three month period ended		July 16, 2004 to
	March 31,		March 31,
	2006	2005	2006
	$	$	$

Net loss for the period	(207,957)	(217,335)	(6,723,098)

Other comprehensive income:
Foreign exchange translation adjustment	(17,990)	(35)	(20,687)

Comprehensive loss for the period	(225,947)	(217,370)	(6,743,785)

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

			Period from the
			date of
			incorporation on
	Three-month	Year ended	July 16, 2004 to
	period ended	December 31,	December 31,
	March 31, 2006	2005	2004
Net Loss, as reported	$207,957	$6,272,351	$7,504,597
Add: Stock-based employees and directors compensation expenses included in reported net loss, net of related tax effects	$2,346	$—	$2,346
Deduct: Total stock-based employees and directors compensation expenses determined under fair value based method for all awards, net of related tax effects	$2,346	$213,634	$215,980
Pro Forma Net Loss	$207,957	$6,058,717	$7,290,963
Loss per share:
Basic and diluted—as reported	$0.04	$2.97	$3.74
Basic and diluted—pro forma	$0.04	$2.87	$3.63

3. PROPERTY AND EQUIPMENT
During the three month period ended March 31, 2006, the Company recorded a depletion provision related to its oil properties of $197,000 (2005 — $nil). The company recorded a depletion and depreciation from the period from the date of incorporation July 16, 2004 to March 31, 2006 of $4,951,163, of this amount $4,245,233 related to impairment and $653,000 to depletion and $52,930 to deprecation. Undeveloped land and other assets of were $6,043,484 (2005-$2,216,294). These amounts were excluded from the depletion calculation for the three month period ended March 31, 2006 there was no production or depletion for the same period in 2005. During the three month period ended March 31, 2006 (2005 $nil) and the period from incorporation July 16, 2004 to March 31, 2006 the company did not capitalize any general and administration expenses.

	March 31, 2006		December 31, 2005
		Accumulated
		depletion,
		depreciation and
	Cost	accretion,	Net book value	Net book value
	$	$	$	$

Petroleum and natural gas properties	14,685,276	4,896,703	9,788,573	9,014,228
Undeveloped Land	5,816,167	—	5,816,167	5,868,691
Other assets	227,317	52,930	174,387	190,120

	20,728,760	4,949,633	15,779,127	15,073,039

4. PROMISSARY NOTE
On February 8, 2006 a promissory note was issued to an unrelated third party, for a total of $1,500,000. The terms of the agreement call for interest calculated at 12% per annum calculated and paid on a monthly basis. The promissory note was repayable on March 30, 2006, but a letter of extension was issued on March 29, 2006 and the note is now due and payable on May 31, 2006. All other terms of the original agreement remain the same. The funds generated from the issuance of the $1,500,000 promissory note were used for general corporate purposes.
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
b) Issued and outstanding

			Additional
		Capital	Paid-in
		Stock	Capital	Total
	#	$	$	$

Common Stock, $.001 par value:
Balance, at July 16, 2004 and December 31, 2004	250,000	250	999,750	1,000,000
Preferred shares converted to common stock	1,950,000	1,950	7,790,275	7,792,225

			Additional
		Capital	Paid-in
		Stock	Capital	Total
	#	$	$	$

Issued for cash, pursuant to initial public offering	2,185,000	2,185	11,141,315	11,143,500
Warrants exercised for common stock	612,578	612	3,042,216	3,042,828
Share Issue Costs	—	—	(861,254)	(861,254)
Portion of proceeds attributed to share purchase warrants	—	—	(2,146,595)	(2,146,595)

Balance at December 31, 2005	4,997,578	4,997	19,965,707	19,970,704
Warrants exercised for common stock	89,254	90	420,680	420,770
Share Issue Costs	—	—	(2,897)	(2,897)
Portion of proceeds attributed to share purchase warrants	—	—	57,055	57,055

Balance at March 31, 2006	5,086,832	5,087	20,440,545	20,445,632

Preferred Stock:
Balance, at July 16, 2004 and December 31, 2004	1,950,000	1,950	7,798,050	7,800,000
Preferred shares converted to common stock	(1,950,000)	(1,950)	(7,790,275)	(7,792,225)
Share issue costs, net of tax	—	—	(2,900)	(2,900)
Portion of proceeds attributed to share purchase warrants	—	—	(4,875)	(4,875)

Balance at December 31, 2005 and March 31, 2006	—	—	—	—

Share Purchase Warrants
Balance, at July 16, 2004 and December 31, 2004	487,500	—	—	4,875
Issued pursuant to initial public offering	2,185,000	—	—	693,866
Issued pursuant to conversion of preferred shares	1,950,000	—	—	1,816,766
Warrants exercised for common stock	(612,578)	—	—	(364,037)

Balance at December 31, 2005	4,009,922	—	—	2,151,470
Warrants exercised for common stock	(89,254)			(57,055)

Balance at March 31, 2006	3,920,668	—	—	2,094,415

Total		5,087	20,440,475	22,540,044

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

		Weighted
		average exercise
	Number of	price
	options	$

Outstanding as at December 31, 2004	260,000	4.00
Granted — April 5, 2005	387,750	5.00
Granted – July 21, 2005	79,500	5.00
Granted – August 19, 2005	1,500	15.25
Granted – August 29, 2005	5,000	14.74
Granted – November 1, 2005	10,000	12.25
Cancelled	(260,000)	4.00
Cancelled	(4,500)	5.00

Options outstanding as at December 31, 2005	479,250
Cancelled	(32,500)	5.00

Options outstanding as at March 31, 2006	446,750

Exercisable as at March 31, 2006	250,000	5.00

d) Stock – based Compensation
Prior to August 3, 2005 the Company was private. Accordingly the expected volatility of the Company’s stock options granted during the period prior to August 3, 2005 had been set at a rate of 10%. The 13,000 stock options granted after the Company became public were set with an expected volatility of 50%. There were no stock options granted in the three month period ended March 31, 2006. The estimated fair value of the options is amortized over the options’ vesting period on a straight-line basis. For the three-month period ended March 31, 2006 the stock option expense was $24,868 (2005 — $nil). The stock option expense from the period of incorporation July 16, 2004 to March 31, 2006 was $103,457.
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
JED paid on behalf of the Company for the three month period ended March 31, 2006 total of $nil (2005 — $342,270) and $582,505 for the period from incorporation, for general and administrative services and capital related expenditures.
JED also paid, in consideration for the assignment of JED’s interests in certain oil and gas properties, JED charged the Company for drilling and other costs related to those properties for the period ended March 31, 2006, in the amount of $1,249,917 (2005 — $85,085) and $2,802,014 for the period from incorporation. This amount for the period ended March 31, 2006 will be paid through the collection of joint venture receivables from unrelated third parties. Amounts payable, relating to the JED farm in, are due and payable on receipt of funds from the unrelated third party.
7. ASSET RETIREMENT OBLIGATION
As at March 31, 2006, the estimated present value of the Company’s asset retirement obligation was $80,313 (2005 — $nil) based on estimated future cash requirements of $216,000, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $1,671 was recorded for the three months ending March 31, 2006, (2005 — $nil). The accretion recorded from the period from incorporation July 16, 2004 to March 31, 2006 was $5,056.

Asset retirement obligation at December 31, 2005	$78,642
Liabilities incurred	—
Liabilities settled	—

Accretion expense	$1,671

Asset retirement obligation at March 31, 2006	$80,313

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
Other than our executive officers, we have no operating personnel and have entered into a revised technical services agreement with JED Oil Inc., (“JED”). to provide us office space, equipment and all required personnel, including drilling, field operations and related administrative services on an as needed basis. These services are billed to JMG on a quarterly basis at standard industry rates for similar services. JED is considered an affiliate of ours because of its ownership interest in us and because two of our directors are directors of JED. (See “Related Party Transactions” of this management discussion and analysis)
We entered into the 2nd Amended and Restated Agreement of Business Principles with JED and Enterra Energy Trust, effective August 1, 2004. Under the agreement, JED and Enterra shall offer farm-outs to us of exploratory drilling prospects, and we shall offer farm-outs to JED of developed drilling prospects from Enterra and us. The agreement contemplates that we will pursue exploratory drilling, JED will pursue development drilling, and Enterra will pursue developed and producing assets. Under the agreement, if we accept a farm-in, we will pay all of the exploration drilling costs and will earn 70%, or a mutually agreeable percentage, of the interest in the producing zones of the wells we drill. This arrangement provides us with exploration projects developed by JED and Enterra and not just those we identify independently. Under our farm-outs to JED, JED will pay all of the drilling costs and will earn 70%, or a mutually agreeable percentage, of our interest in the producing zones of the wells drilled under the farm-out. This arrangement provides us with the potential for a carried working interest in new wells for which we will have no costs.
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
To date, JMG has assembled substantial land positions in North Dakota and Wyoming and participated in the drilling of nine gross (4.1 net) wells with 100% success rate proving up significant future development. Six of the nine wells drilled to date were on production in late 2005 with the other three wells have come on production this quarter. Our average production for the first quarter of 2006 was 96 boe/d.
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
Financial operations overview

	Q1	Q1
	2006	2005	Change

Petroleum and natural gas revenue	453	—	453
Net loss	(208)	(217)	9
Per share basic and diluted	(0.04)	(1.64)	1.60
Exit production rate (boe/d)	132	—	132
Weighted average number of shares outstanding — basic	5,036	250	4,786
Quarterly Information

Quarterly information (In US$ thousands, except per share data)
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
	2006	2005	2005	2005	2005	2004	2004	2004

Revenue	453	286	334	7	0	—	—	—
Net loss	(208)	(4,435)	(695)	(467)	(217)	(627)	(74)	—
Per share, basic and diluted	(0.04)	(0.91)	(0.26)	(2.65)	(1.64)	(3.24)	(0.30)	—

2 Year Summary
Summarized financial and operational data
(In US$ thousands except for volumes and per share amounts)

	Period ended March 31,
	2006	2005
Revenue	453	—

Net loss	(208)	(217)
Net loss per share – basic and diluted	(0.04)	(1.64)

Weighted average number of shares – basic and diluted	5,036	250

Total assets	19,115	8,683
Total long-term debt	Nil	Nil
Results of operations
     Revenue. Our revenue is dependent upon success in finding and developing oil and natural gas reserves. Our ownership interest in the production from these properties is measured in Boe per day, a term that encompasses both oil and natural gas production. Revenues were $452,735 for the three month period ended March 31, 2006, there was no revenue for the same period in 2005. This revenue related to production sales from two Bakken exploratory wells, two Midale exploratory wells and two non-operated Midale wells in North Dakota together with revenue from two non-operated wells in Wyoming. Total revenue from incorporation July 16, 2004 to March 31, 2006 was $1,080,195.
Three-month period ended March 31, 2006 compared to three month period ended March 31, 2005 and period from incorporation July 16, 2004 to March 31, 2006.

				Period from the date of
	Three month period ended			incorporation on July 16,
	March 31,		Percentage	2004 to March 31,
For the	2006	2005	Increase	2006
Production (Boe)	8,617	—	100%	19,956

Average Price	$52.54	—		$54.13

Revenues	$452,735	—	100%	$1,080,195
Critical to our revenue stream is the market price for crude oil. Commodity benchmark prices for crude oil is as follows:

	2006	2005
	March 31,	December 31,
West Texas Intermediate grade crude oil, per barrel	$62.69	$59.78
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

						Period from the
						date of
Three month						incorporation on
period ended		% of		% of	Percentage	July 16, 2004 to	% of
March 31,	2006	revenue	2005	revenue	Increase	March 31, 2006	revenue
Production expense	$135,462	29.9%	—	—	100%	$325,060	30.1%

Production expense per Boe:	$15.72	—	—	—		$16.29
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

				Period from the date
				of incorporation on
			Percentage	July 16, 2004 to
Three month period ended March 31,	2006	2005	Increase	March 31, 2006
General and administrative expense	$268,495	$256,342	5%	$2,323,267
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

						Period from the
						date of
Three month						incorporation on
period ended		% of		% of	Percentage	July 16, 2004 to	% of
March 31,	2006	revenue	2005	revenue	Increase	March 31, 2006	revenue
Depletion, depreciation expense	$206,299	45.6%	$34,316	—	501%	$4,951,163	458.4%

Depletion, depreciation expense per Boe:	$23.94	—	—	—		$248.10
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

Earnings (Loss). The net loss is presented below.
Three-month period ended March 31, 2006 compared to three month period ended March 31, 2005 and period from incorporation July 16, 2004 to March 31, 2006.

					Period from the
					date of
					incorporation on
		% of		Percentage	July 16, 2004 to	% of
For the three month period ended March 31,	2006	revenue	2005	Decrease	March 31, 2006	revenue
Net loss	($207,957)	(45.9%)	($217,335)	(4.32%)	(6,723,098)	(622.4%)

Per share information

Net loss per share	($0.04)		($1.64)		(3.74)

Average number of shares outstanding	5,036,049		250,000		2,006,227
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

	Number
	of warrants	Exercise	Maximum
Warrant summary as of March 31, 2006.	outstanding	price	proceeds

Warrants issued in the preferred stock private placement	375,187	$6.00	$2,251,122
Warrants issued upon conversion of preferred stock	1,739,500	4.25	$7,392,875
Warrants issued our initial public offering	1,805,981	5.00	$9,029,905

	3,920,668	$4.25 - $6.00	$18,673,902

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
Cash flow used in investing activities. Cash utilized for the three-month period ended March 31, 2006 was $1,097,006 (2005 — $1,511,386). Cash utilized in investing activities was $19,575,721 for the period from incorporation on July 16, 2004 to March 31, 2006 and was principally attributable to $18,986,970 in property and equipment purchased for our exploration prospects which included the following: the Hooligan Draw prospect of $1,517,679, the Cut Bank prospect of $416,299, the Fiddler Creek prospect of $163,800, the Bakken prospect $3,112,797 the Rindal prospect $3,581,769, the two Candak prospects $5,324,611, and $5,270,602 invested in connection with a farm-in agreement and direct purchase of acreage for several prospects in the Bakken Zone of North Dakota which comprised our Candak prospect, Myrtle Beach prospect and Bluffton prospects. In November 2004, we loaned Fellows Energy $1,500,000, with interest at a rate of 18% per annum and a fixed and specific charge on all the assets provided as collateral. The promissory note was due and payable in two installments: the first installment of $750,000 plus accrued interest was received February 2005, and the second, for the remaining balance and all accrued and unpaid interest thereon, was due April 30, 2005. The first installment has been paid, including accrued interest to date. In May 2005, we accepted the remaining 50% working interest in the contracted lands we did not already own as payment in full on the final installment of the note due from Fellows Energy, including accrued interest to date. We granted Fellows an option through June 30, 2005 to reacquire an undivided 50% interest in the exploration and development lands for $391,249. The option was exercised on June 28, 2005.
Cash flow used in financing activities. Cash provided by financing activities was $ $1,917,873 for the three-month period ended March 31, 2006 this was attributable to the promissory note of $1,500,000 and warrants that were exercised during the period for $417,873 (2005 — $nil).
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
JED paid on behalf of the Company for the three month period ended March 31, 2006 total of $nil (2005 — $342,270) and $582,505 for the period from incorporation, for general and administrative services and capital related expenditures.
JED also paid, in consideration for the assignment of JED’s interests in certain oil and gas properties, JED charged the Company for drilling and other costs related to those properties for the period ended March 31, 2006, in the amount of $1,249,917 (2005 — $85,085) and $2,802,014 for the period from incorporation. This amount for the period ended March 31, 2006 will be paid through the collection of joint venture receivables from unrelated third parties. Amounts payable, relating to the JED farm in, are due and payable on receipt of funds from the unrelated third party.

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure controls. Based on this assessment, management has determined that the Company’s disclosure controls as of March 31, 2006 were ineffective because of the material weakness discussed below.

The required certifications of our principal executive officer and principal financial officer are included as exhibits to this Quarterly Report. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures and changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.
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
By taking remedial actions through the hiring of consultants, management believes that the consolidated financial statements for all periods presented in this report for the period ended March 31, 2006 present fairly, in all material respects, our financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles.
Subsequent to March 31, 2006, the Company is taking additional actions to reduce or eliminate the weakness in internal controls by using alternate staff for the financial reporting process, by engaging in more regular and substantive communication with JED on accounting matters, by proactively accessing and reviewing transactions on a periodic basis directly within JMG’s accounting system, and by continuing to work with independent experts pertaining to disclosure matters. JMG and JED continue to pursue the proposed merger to formalize these control procedures and to solidity efficiencies in the reporting process. Effective July 1, 2006, David Ho will be JMG’s acting Chief Financial Officer. Mr. Ho is also JED’s Chief Financial Officer. Further, for the quarter ended June 30, 2006, a regional accounting firm with petroleum industry experience assisted with the preparation of the working papers to be reviewed by the acting Chief Financial Officer. Further, a national public accounting firm has been retained to assist with overall accounting disclosures for JMG’s June 30, 2006 financial statements.
Changes in Internal Control Over Financial Reporting
Except as set forth above, there was no change in JMG’s internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, JMG’s internal control over financial reporting.

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

JMG Exploration, Inc
Date: September 12, 2006	/s/ David C. Ho
David C. Ho
Acting Chief Financial Officer