Form 10-Q
period 2006-11-20
JMG Exploration, Inc.
filed 2006-11-20
CIK 1299967

Interim Consolidated Financial Statements

JMG Exploration, Inc. (a development stage enterprise)

September 30, 2006

(unaudited)

JMG Exploration, Inc.

Management’s Discussion and Analysis or Plan of Operation

The following is Management’s Discussion and Analysis (“MD&A”) of JMG Exploration, Inc. (“JMG” or the “Company”) for the three and nine months ended September 30, 2006.  This MD&A should be read in conjunction with the unaudited interim consolidated financial statements and notes of JMG for the three and nine months ended September 30, 2006 prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”), and the audited consolidated financial statements and accompanying notes for the year ended December 31, 2005 and the MD&A for the year ended December 31, 2005. This MD&A is based upon information available to November 20, 2006.  All amounts are stated in United States dollars except where otherwise indicated.

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

CERTAIN FINANCIAL REPORTING MEASURES

In the presentation of the MD&A, JMG uses terms that are universally applied in analyzing corporate performance within the oil and gas industry but which regulators require that we provide disclaimers.

Natural gas volumes recorded in thousand cubic feet (“mcf”) are converted to barrels of oil equivalent (“BOE”) using the ratio of six (6) thousand cubic to one (1) barrel of oil (“bbl”). BOE’s may be misleading, particularly if used in isolation. A BOE conversion ratio of 6 mcf:1 bbl is based on an energy equivalent conversion method primarily applicable at the burner tip and does not represent a value equivalent at the wellhead.

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

Other than our executive officers, we have no operating personnel and have entered into a revised technical services agreement with JED Oil Inc. (“JED”) to provide us office space, equipment and all required personnel, including drilling, field operations and related administrative services on an as needed basis. These services are billed to JMG on a quarterly basis at standard industry rates for similar services.  Effective January 1, 2006, the revised technical services agreement with JED Oil Inc. was replaced with a Joint Services Agreement.  JED is considered an affiliate of ours because of its ownership interest in us and because two of our directors are directors of JED. (See “ Related Party Transactions” of this management’s discussion and analysis.)

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

This agreement also provides that Enterra has the right of first refusal to purchase our interests when we determine that we wish to sell.  The agreement provides that the price for our interest is to be the same consideration as offered under a bona fide third party offer, or if there is no such offer, as determined by an independent engineering report prepared by a mutually agreeable independent engineering firm.    We believe these arrangements will permit us to concentrate on our business plan of exploratory drilling, possibly provide a buyer for our interests as they are developed and permit further development drilling in which we may be able to retain a reduced interest at no additional cost to us.  On September 28, 2006, the 2nd Amended and Restated Agreement of Business Principles was terminated.

To date, JMG has assembled substantial land positions in North Dakota and Wyoming and participated in the drilling of nine gross (4.1 net) wells with 100% success rate proving up significant future development.  Two of the nine wells drilled to date were on production in late 2005 and the other seven wells have come on production in 2006.  JMG’s production is 88 boe/d for the third quarter of 2006.

JMG currently has over 78,550 gross (over 66,200 net) acres of land in northern North Dakota.  In addition, JMG owns a 63.9% average working interest in a section of land in the Pinedale area of Wyoming.  These lands offset the Jonah/Pinedale producing fields.  As previously announced, JMG was involved in a significant oil discovery in the Midale formation in the northern part of North Dakota.  Five wells have been drilled into this formation to date and 14 development locations have been identified as a result of this initial drilling.

Financial operations overview (In US$ thousands except for volumes and per share amounts)	Q3 2006 $	Q3 2005 $	Change $

Petroleum revenue	382	334	49
Net loss	(2,311)	(765)	(1,546)
Per share basic and diluted	(0.45)	(0.26)	(0.19)
Weighted average number of shares outstanding - basic and diluted	5,158	2,985	2,173

Quarterly Information (In US$ thousands except for volumes and per share amounts)

	Q3 2006	Q2 2006	Q1 2006	Q4 2005	Q3 2005	Q2 2005	Q1 2005	Q4 2004	Q3 2004	Q2 2004
Petroleum revenue	382	476	453	286	334	7	-	-	-	-

Net loss for the period	(2,311)	(200)	(208)	(4,435)	(765)	(662)	(411)	(627)	(74)	-
Per share, basic and diluted	(0.45)	(0.04)	(0.04)	(0.91)	(0.26)	(2.65)	(1.64)	(3.29)	(0.80)	-

2 Year Summary

Summarized financial and operational data (In US$ thousands except for volumes and per share amounts)
	9 month period ended September 30,
	2006	2005
Revenue	1,310	458

Net loss	(2,719)	(1,379)
Net loss per share – basic and diluted	(0.53)	(1.57)

Weighted average number of shares – basic and diluted	5,119	1,171

Total assets	17,956	21,054
Total long-term debt	Nil	Nil

Results of operations

Petroleum and natural gas revenue.       Our revenue is dependent upon success in finding and developing oil and natural gas reserves. Our ownership interest in the production from these properties is measured in Boe per day, a term that encompasses both oil and natural gas production. Petroleum and natural gas revenues were $1,309,896 for the nine month period ended September 30, 2006 compared with revenue of $340,256 for the same period in 2005.  The oil revenue related to production sales from three Bakken exploratory wells and six Midale exploratory wells in North Dakota together with revenue from two wells in Wyoming.  The natural gas revenue is from a well in Wyoming. Total petroleum and natural gas revenue from incorporation on July 16, 2004 to September 30, 2006 was $1,937,356.

Three month period ended September 30, 2006 compared to three month period ended September 30, 2005 and period from incorporation on July 16, 2004 to September 30, 2006

	Three month period ended September 30,		Percentage Increase (Decrease)	Period from the date of incorporation on July 16, 2004 to September 30,
	2006	2005		2006
Production (Boe)	5,839	6,392	(8.7%)	34,202
Average Price	$65.36	$52.19		$56.64
Petroleum revenues	$381,644	$333,617	14.4%	$1,937,356

Critical to our petroleum revenue stream from any production activities is the market price for crude oil and natural gas.  Commodity benchmark prices for crude oil and natural gas were as follows:

As at September 30,	2006	2005
West Texas Intermediate grade crude oil, per barrel	$62.91	$66.24
NYMEX Natural Gas Index (per MCF)	$3.62	$14.50

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

Interest income.    Interest income for the three and nine month periods ended September 30, 2006 was $nil (2005 - $1,036) and $nil (2005 - $118,040) respectively.  Interest income has decreased due to the repayment in 2005 of the promissory note owed by an unrelated industry partner. Total interest income from incorporation on July 16, 2004 to September 30, 2006 was $185,091.

Interest expense.   Interest expense for the three and nine month periods ended September 30, 2006 was $42,559 (2005 - $nil) and $156,431 (2005 - $nil) respectively.  Interest income has increased due to the payment of interest on the promissory note owed to an unrelated industry partner since February 8, 2006.  Total interest expense from incorporation on July 16, 2004 to September 30, 2006 was $156,431.

Production expense.    Production costs include operating costs associated with field activities. Production expenses for the three and nine month periods ended September 30, 2006 were $67,466 and $259,114 respectively compared with production expenses of $73,869 and $84,642 for the same periods in 2005.  Initially these costs as a percentage of revenue will be higher than desired due to recently commencing operations, but as production and revenue increase these costs should fall within industry ranges. Total production expenses from incorporation on July 16, 2004 to September 30, 2006 were $448,712.

Three month period ended September 30, 2006 compared to three month period ended September 30, 2005 and period from incorporation on July 16, 2004 to September 30, 2006.

Three month period ended September 30,	2006	% of revenue	2005	% of revenue	Percentage Decrease	Period from the date of incorporation on July 16, 2004 to September 30, 2006	% of revenue
Production expense	$67,466	17.7%	$73,869	22.1%	8.7%	$448,712	23.2%

Production expense per BOE:	$8.30		$8.57			$12.30

General and administrative expense.    General and administrative expense relates to compensation and overhead for executive officers and fees for general operational and administrative services.  We have contracted out all field personnel and equipment necessary for exploration activities, and for related administrative functions.  During the three and nine month periods ended September 30, 2006 the amount for general and administrative expenses was $794,867 and $1,426,724 compared with $613,591 and $1,121,337 respectively for the same periods in 2005.  Of the total $794,867 in general and administrative expenses incurred in the three month period ended September 30, 2006, $624,862 pertains to non-cash stock-based compensation expense (see below).  Total general and administrative expenses from incorporation on July 16, 2004 to September 30, 2006 were $3,560,085.

Three month period ended September 30, 2006 compared to three month period ended September 30, 2005 and period from incorporation on July 16, 2004 to September 30, 2006.

Three month period ended September 30,	2006	2005	Percentage Increase (Decrease)	Period from the date of incorporation on July 16, 2004 to September 30, 2006
General and administrative expense	$794,867	$613,591	29.5%	$3,560,085

Stock–based compensation.    The Company has a stock option plan under which employees, directors and consultants are eligible to receive grants.  The Corporation accounts for the stock option granted to consultants using the fair value recognition provisions of SFAS No. 123(R).  Stock compensation expense for the three and nine month periods ended September 30, 2006 was at $624,862 and $674,874 respectively.  There was no stock-based compensation for the three and nine month periods ended September 30, 2005.  During the current quarter, 380,000 stock options were granted, of which 240,000 stock options were issued to the directors of the Company.  Options granted to directors vest immediately, and as such, the total fair value associated with those options is recorded as a non-cash charge at the time the options are granted.  The Company adopted Statement 123(R) using the modified-prospective method, therefore for the nine month period ended September 30, 2006 the stock-based compensation was a result of expensing the stock options for employees as well as consultants on a straight line basis using the Black-Scholes option pricing model.   The total stock-based compensation expense from incorporation on July 16, 2004 to September 30, 2006 is $753,463.  The total compensation costs related to non-vested options which have not been recognized are $582,008 as at September 30, 2006.

Geophysical and geological expense.    Geophysical and geological expenses for the three and nine month periods ended September 30, 2006 were $nil and for the three and nine month periods ended September 30, 2005 were $nil and $162,284 respectively.  Under the successful-efforts method, costs such as geological and geophysical, exploratory dry holes and delay rentals are expensed as incurred. The costs in 2005 related to the expensing of acquisition costs of seismic data as well as the expensing of land deposits, which had expired. Total geophysical and geological expenses from incorporation on July 16, 2004 to September 30, 2006 were $256,484.

Depletion, depreciation and accretion expense.   Depletion, depreciation and accretion expense were $1,787,835 and $2,186,881 for the three and nine months ended September 30, 2006 respectively and $341,960 and $469,416 respectively for the same periods in 2005.  This increase over the prior year periods is due to the impairment charges recorded in the current year, which were not applicable during the nine month period ended September 30, 2005. Depletion was only recorded starting in the second quarter of 2005 due to commencement of production.  For the three months ended September 30, 2006 the Company’s impairment charge of $1,569,237 (2005 - $nil) primarily related to developed properties in Wyoming and North Dakota and undeveloped land in North Dakota.  This impairment is a result of production evaluation work and a review of undeveloped land values in the third quarter of 2006.  In 2005, the Company’s 4th quarter impairment charge of $3,663,375 related to developed properties located in Wyoming and North Dakota and were a result of unsuccessful work programs and production evaluation work performed during 2005. The impairment charges equal the excess of the aggregate carrying value of PP&E for each field over the discounted (10%) cash flows, which are expected to result from the Company’s proved plus probable reserves from these fields. The Company also recorded an impairment in 2005 when it terminated operations in the Fiddler Creek area and abandoned any further plans for development in the area.  Impairment of $470,642 was recorded for 2004 for the work programs and production evaluation work performed on the Cut Bank property that resulted in no commercial quantities of oil.  We have abandoned all planned activities in this prospect. Total depletion depreciation and accretion expenses from incorporation on July 16, 2004 to September 30, 2006 were $6,935,130.

The estimated present value of the Company’s asset retirement obligation was $108,804 at September 30, 2006.  This amount is based on estimated future cash requirements of $302,175, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years.

Three month period ended September 30, 2006 compared to three month period ended September 30, 2005 and period from incorporation on July 16, 2004 to September 30, 2006.

Three month period ended September 30,	2006	% of revenue	2005	% of revenue	Percentage Increase	Period from the date of incorporation on July 16, 2004 to September 30, 2006	% of revenue
Depletion, depreciation and accretion expense	$1,787,835	468.5%	$341,960	102.5%	422.8%	$6,935,130	326.8%

Depletion, depreciation and accretion expense per Boe:	$306.19		$53.49			$202.77

Preferred dividend.  In August 2004, we issued 1,950,000 shares of preferred stock, which pay a 10% annual dividend on a quarterly basis.  In August 2005, all holders of our preferred stock converted to common stock following the effectiveness of our registration statement.  Dividends have been paid up to the date of conversion on August 3, 2005. Total preferred dividends paid for the three and nine month periods ended September 30, 2006 were $nil, and were $69,945 and $458,342 respectively for the same periods in 2005.  Total preferred dividends paid from incorporation on July 16, 2004 to September 30, 2006 were $781,499.

Income taxes.  The Company did not pay or record any income taxes in the three or nine month period ended September 30, 2006 and September 30, 2005.

Net loss.   Net loss is presented below.

Three month period ended September 30, 2006 compared to three month period ended September 30, 2005 and period from incorporation on July 16, 2004 to September 30, 2006.

For the three month period ended September 30,	2006	% of revenue	2005	% of revenue	Percentage Increase	Period from the date of incorporation on July 16, 2004 to September 30, 2006	% of revenue
Net loss	($2,311,083)	(605.6%)	($764,532)	(229.2%)	(202.3%)	(10,015,894)	(471.9%)

Per share information

Net loss for the period per common share	($0.45)		($0.26)			($3.70)
Average number of shares outstanding	5,157,969		2,985,840			2,705,904

The net loss for the three month period ended September 30, 2006 is primarily attributable to higher general and administrative expenses of $794,867 (2005 - $613,591) which includes the Company’s stock-based compensation expense of $624,862 (2005 - $nil) and depletion, depreciation and accretion expense of $1,787,835 (2005 - $341,960) which includes an impairment charge of $1,569,237 (2005 - $nil).  Interest expense of $42,559 (2005 - $nil) was also recognized.

Capital Expenditures

Capital expenditures for the three and nine months ended September 30, 2006 and 2005 were $1,104,553 (2005 - $8,973,889) and $1,945,715 (2005 - $11,849,044) respectively, net of capital accrual.  For the period from incorporation on July 16, 2004 to September 30, 2006, the capital expenditures net of the capital accrual were $19,835,679.

Liquidity and capital resources

Cash flows and capital expenditures

At September 30, 2006, we had $45,980 in cash and cash equivalents. Since our incorporation, we have financed our operating cash flow needs through private and public offerings of equity securities as well as a promissory note for $1,500,000. On February 8, 2006 a promissory note was issued for a total of $1,500,000.  The promissory note was repayable on March 30, 2006 but repayment has now been extended to December 31, 2006.

The Company has not realized a profit from operations since its incorporation on July 16, 2004.  The Company is in a negative working capital position as at September 30, 2006 and has achieved positive cash flow from operations for the first time in 2006.  The recovery of the Company’s assets and its ability to continue operations is dependent on successful production of economic quantities of hydrocarbons, obtaining additional financing to fund its exploration activity or the successful completion of the proposed  merger with JED.  As disclosed in note 8 to the financial statements, the subsequent sale of certain properties will also provide additional cash flow towards the Company’s ongoing operations.  Accordingly, the Company’s consolidated financial statements are presented on a going concern basis.  These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Upon the closing of our initial public offering on August 3, 2005, the Company issued 2,185,000 shares of common stock at a price of $5.00 and 2,185,000 warrants at a price of $0.10 for gross proceeds of $11,143,500.   In addition, the Company issued 190,000 underwriter warrants exercisable one year after close of the offering for period of four years.

We have no plans for any future issues of equity securities other than in conjunction with the exercise of outstanding warrants, and pursuant to our employee equity compensation plan. Any additional exploration activities are dependent upon the exercise of our outstanding warrants, which are summarized in the table below.  In the event funds from the exercise of warrants are unavailable, we will delay our exploration activities until alternative sources of capital such as production revenue and farm out agreements on our properties or sale of our properties. The 2,185,000 warrants from the initial public offering are trading on the Archipelago Exchange under the symbol (JMG+).  The warrants issued with the preferred shares (1,950,000 at $4.25 and 487,500 at $6.00, of which only a portion are outstanding at September 30, 2006) are not trading and were outstanding upon the closing of our initial public offering on August 3, 2005.

Warrant summary as of September 30, 2006	Number of warrants outstanding	Exercise price	Maximum proceeds
Warrants issued in the preferred stock private placement	369,249	$ 6.00	$2,215,494
Warrants issued upon conversion of preferred stock	1,739,500	4.25	$7,392,875
Warrants issued with our initial public offering	1,778,651	5.00	$8,893,255
Warrants issued to underwriters on initial public offering	190,000	7.00	$1,330,000
	4,077,400	$4.25 – $7.00	$ 19,831,624

Cash flow provided by (used in) operations.  Cash provided by operating activities was $166,429 for the three months ended September 30, 2006 and cash was utilized by operating activities for the three months ended September 30, 2005 in the amount of $820,095. The decrease in the use of cash was mainly attributable to the decrease in trade accounts receivable of $996,930 offset by a decrease in accounts payable and accrued liabilities of $899,856 during the third quarter of 2006.  Cash provided by (used in) operating activities was $806,869 and ($1,594,253) for the nine month periods ended September 30, 2006 and 2005 respectively.

Cash utilized by operating activities was $1,188,385 for the period from incorporation on July 16, 2004 to September 30, 2006. The use of cash was principally attributable to the net loss of the period of $9,234,395 and offset by non-cash adjustments of $6,935,130 in depletion, depreciation, and accretion expense and $753,263 of stock-based compensation.

Cash flow used in investing activities.   Cash utilized by investing activities in the three month period ended September 30, 2006 was $1,206,190 (2005 – $9,442,376).  For the nine month period ended September 30, 2006 and 2005, $4,164,431 and $10,972,389 was spent on investing activities respectively.  Cash utilized in investing activities was $22,356,190 for the period from incorporation on July 16, 2004 to September 30, 2006 and was principally attributable to property and equipment purchased for our exploration prospects which included the Hooligan Draw ($1,517,679) and Pinedale ($1,508,942) prospects in Wyoming; the Fiddler Creek ($163,800) and Cut Bank ($411,969) prospects in Montana; and the Bakken ($3,141,627), the Rindal prospect ($3,690,510), and two Candak prospects ($5,206,426) all in North Dakota; a net $589,851 was utilized in the repayment of a loan and acquisition of other assets net of proceeds on the disposition of property; and the balance was invested in connection with other farm-in agreements and the direct purchase of acreage for several prospects in the Bakken Zone of North Dakota which comprised of our Candak prospect, Myrtle Beach prospect and Bluffton prospects.  In addition, the amount receivable from (payable to) JED Oil Inc. increased by $100,537 (2005 - $368,467) and $2,217,616 (2005 - $82,094) for the three and nine month periods ended September 20, 2006 respectively.

In November 2004, we loaned Fellows Energy $1,500,000, with interest at a rate of 18% per annum and a fixed and specific charge on all the assets provided as collateral.  The promissory note was due and payable in two installments: the first installment of $750,000 plus accrued interest was received in February 2005, and the second, for the remaining balance and all accrued and unpaid interest thereon, was due on April 30, 2005.  The first installment has been paid, including accrued interest to date.  In May 2005, we accepted the remaining 50% working interest in the contracted lands we did not already own as payment in full on the final installment of the note due from Fellows Energy, including accrued interest to date.

Cash flow provided by financing activities.  Cash provided by financing activities for the three month period ended September 30, 2006 was $290,956 (2005 - $11,746,893).  This was attributable to the issue of common shares and warrants under the IPO of $nil (2005 - $10,301,250) and the exercise of warrants and stock options for common shares during the period for $290,956 (2005 – $1,515,588).  During the three and nine month periods preferred share dividends in the amount of $nil  and $nil (2005 - $69,495 and $458,342) were paid out.  For the nine month period ended September 30, 2006 and 2005, financing activities provided $2,269,260 and $11,358,496 respectively.

Cash provided by financing activities was $23,609,935 for the period from incorporation on July 16, 2004 to September 30, 2006 and was attributable to two private placements completed in 2004 and the initial public offering on August 3, 2005.  We realized $1,000,000 from the sale of common stock to JED.  We realized $7,792,225 from the sale of 1,950,000 units consisting of preferred stock and warrants.  Upon the closing of our initial public offering on August 3, 2005, the Company issued 2,185,000 shares of common stock at a price of $5.00 and 2,185,000 warrants at a price of $0.10 for net proceeds of $10,301,250. The issuance of a promissory note also provided cash in the amount of $1,500,000. We have warrants outstanding exercisable into shares of our common stock at prices ranging from $4.25 to $6.00 per share, which expire in one to one and a half years from the date of our initial offering.  We also have underwriter warrants outstanding exercisable into shares of our common stock at a price of $7.00 per share, which expire in five years from the date of our initial offering.  These sources of financing were offset by $781,499 in preferred dividends paid during the period. All holders of preferred stock converted their preferred stock in common stock following the effectiveness of our registration statement. Dividends have been paid up to the date of conversion.

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

JMG engaged an independent engineering firm to evaluate 100% of our oil and natural gas reserves and prepare a report thereon.  Their report dated December 31, 2005 was utilized in the calculations of depletion and depreciation expense. The estimation of the reserve volumes and future net revenues set out in the report is complex and subject to uncertainties and interpretations.  Judgments are based upon engineering data, projected future rates of production, forecasts of commodity prices, and the timing of future expenditures.  Inevitably the estimates of reserve volumes and future net revenues will vary over time as new data becomes available and estimates of future net revenues do not represent fair market value.

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

Under the successful-efforts method of accounting, all costs of property acquisitions and drilling of exploratory wells are initially capitalized.  If a well is unsuccessful, the capitalized costs of drilling the well, net of any salvage value, are charged to expense.  If a well finds oil and natural gas reserves that cannot be classified as proved within a year after discovery, the well is assumed to be impaired and the capitalized costs of drilling the well, net of any salvage value, are charged to expense.  The capitalized costs of unproven properties are periodically assessed to determine whether their value has been impaired below the capitalized cost, and if such impairment is indicated, a loss is recognized.  We consider such factors as exploratory results, future drilling plans and lease expiration terms when assessing unproved properties for impairment. For each field, an impairment provision is recorded whenever events or circumstances indicate that the carrying value of those properties may not be recoverable from estimated future net revenues.  The impairment provision is measured as the excess of carrying value over the fair value.  Fair value is defined as the present value of the estimated future net revenue from total proved and risked-adjusted probable reserves over the economic life of the reserves, based on period end oil and gas prices, consistent with price and cost assumptions used for acquisition evaluations.

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

To economically evaluate our future proved oil and natural gas reserves, if any, independent engineers must make a number of assumptions, estimates and judgments that they believe to be reasonable based upon their expertise and professional guidelines. Were the independent engineers to use differing assumptions, estimates and judgments, then our financial condition and results of operations could be affected. We would have lower earnings in the event revised assumptions, estimates and judgments resulted in lower reserve estimates, since the depletion and depreciation rate would then be higher. A write-down of excess carrying value also might be required. Similarly, we would have higher earnings in the event the revised assumptions, estimates and judgments resulted in higher reserve estimates, since the depletion and depreciation rate would then be lower.

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

Asset Retirement Obligations

We adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" at inception.  The net estimated costs are discounted to present values using a credit-adjusted, risk-free rate over the estimated economic life of the properties.  These costs are capitalized as part of the cost of the related asset and amortized. The associated liability is classified as a long-term liability and is adjusted when circumstances change and for the accretion of expense which is recorded as a component of depreciation and depletion.

Stock-based compensation

Prior to January 1, 2006, the Company accounted for the stock options granted to employees and directors under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation and for the stock options granted to consultants under the recognition and measurement provisions of FASB Statement No. 123.  No stock-based employee and directors compensation cost was recognized in the Statement of Operations and Deficit for the year ended December 31, 2005 nor for the period from the date of incorporation on July 16, 2004 to December 31, 2005, as all options granted to employees and directors under that plan had an exercise price equal to the market value of the Company’s common stock on the date of grant.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method.  Under that transition method, compensation cost recognized effective January 1, 2006 includes:  (a) compensation cost for share-based options granted to employees and directors prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of  Statement 123(R).  Results for prior periods have not been restated.

The weighted average fair value of stock option grants were estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate (%)

4.3

Expected life (years)

5.0

Expected volatility (%)

10 - 50

Expected dividend yield (%)

Nil

Vesting period (years)

0 to 3

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

Accounting for certain hybrid Financial Instruments

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”).  SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis.  SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140.  SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006.  The Company currently does not have any hybrid financial instruments.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.  The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of deficit.  The Company is currently evaluating the impact FIN 48 will have on its consolidated financial statements.

Related Party Transactions

The Company is considered related to JED Oil Inc. (“JED”) because of their ownership interest in JMG and because of two common directors.  Unless otherwise noted, transactions between JMG and JED are made in the normal course of operations at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

On August 1, 2004 the Company entered into a technical services agreement with JED. Under the Agreement, JED provided all required personnel, office space and equipment, at standard industry rates for similar services.  This agreement was terminated on January 1, 2006 and was replaced by a joint services agreement, which operates to provide the above services on an as needed basis.

JED paid on behalf of the Company for the three and nine month periods ended September 30, 2006 totals of $nil and $nil respectively (2005 - $51,315, $442,667) and $582,505 for the period from incorporation July 16, 2004, for general and administrative services and capital related expenditures.

In consideration for the assignment of JED’s interests in certain oil and gas properties, JED charged the Company for drilling and other costs related to those properties. In connection with these transactions the total amount payable to JED at December 31, 2005 was $286,956.  Subsequent to year-end, this amount was repaid in full.

As at September 30, 2006, JED owes the Company $1,930,660 for the reimbursement of intangible drilling costs.  These goods and services were provided at standard industry rates and terms.

Qualitative and Quantitative Disclosures about Market and Credit Risk

We are exposed to all of the normal market risks inherent within the oil and natural gas industry, including commodity price risk, foreign-currency rate risk, interest rate risk and credit risk. We plan to manage our operations in a manner intended to minimize our exposure to such market risks.

Credit Risk.  Credit risk is the risk of loss resulting from non-performance of contractual obligations by a customer or joint venture partner. A substantial portion of our accounts receivable is expected to be with customers in the energy industry and is subject to normal industry credit risk. We intend to assess the financial strength of our customers and joint venture partners through regular credit reviews in order to minimize the risk of non-payment.

Market Risk.  We are exposed to market risk from changes in currency exchange rates. As the Company is based in Canada, we may be adversely affected by changes in the exchange rate between U.S. and Canadian dollars as most of our general and administrative expenses are in Canadian dollars. The price we will receive for oil and natural gas production from operations in Canada, if any, will be based on a benchmark expressed in U.S. dollars, which is the standard for the oil and natural gas industry worldwide. Changes to the exchange rate between U.S. and Canadian dollars can adversely affect us.

Interest Rate Risk.  Interest rate risk will exist principally with respect to any future indebtedness that bears interest at floating rates. At September 30, 2006, we had no indebtedness that bears a floating interest rate and do not contemplate utilizing this type of indebtedness as a means of financing our exploration activities.

Outlook and Proposed Transactions

The year ended December 31, 2005 was the start up period for JMG and should be viewed as such.  The focus in 2005 was to assemble a significant land position with initial drilling to commence in the latter part of 2005 carrying into 2006.  The majority of JMG’s drilling has taken place in 2006 or the latter part of the fourth quarter of 2005.  The Company has begun generating production volumes starting in the third quarter of 2005.

On February 27, 2006, the Company and JED Oil Inc. announced they had signed a letter of intent to pursue a possible acquisition of the Company by JED.  The proposal would have offered two-thirds of a share of common stock of JED for each share of common stock of the Company.  On November 16, 2006, the independent members of JMG’s board decided to not proceed with the transaction.

The Company’s Board of Directors has extended the Company’s warrants that were to expire in August and December of 2006 to January 15, 2007.

On November 3, 2006, The Company signed an Offer Letter to sell its working interests in the Bakken Lands and wells in North Dakota to an arms length party for approximately $5,500,000. The transaction is effective October 1, 2006 and closing of the transaction, subject to normal title and environmental due diligence, is anticipated to be January 2007.

JMG Exploration, Inc.

A Development Stage Enterprise

CONSOLIDATED BALANCE SHEETS

(In United States Dollars)

(unaudited)

As at	September 30 2006	December 31 2005
	$	$
ASSETS
Current
Cash and cash equivalents	45,980	1,150,965
Accounts receivable	614,299	1,284,474
Prepaid expenses and deposits	272,076	34,701
Due from JED Oil Inc. [note 6]	1,930,660	-
	2,863,015	2,470,140

Other assets	231,100	230,000
Property and equipment [note 3]	14,862,035	15,073,039
	17,956,150	17,773,179
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	2,317,740	845,507
Accrued liabilities	419,983	1,660,648
Promissory note payable [note 4]	1,500,000	-
Due to JED Oil Inc. [note 6]	-	286,956
	4,237,723	2,793,111

Asset retirement obligation [note 7]	108,804	78,642
	4,346,527	2,871,753

Stockholders’ equity [note 5]
Common stock - $.001 par value; 25,000,000 shares authorized; 5,173,560 shares issued and outstanding at September 30, 2006 and 4,997,578 shares issued and outstanding at December 31, 2005	5,174	4,997
Additional paid-in capital	21,450,556	19,947,103
Share purchase warrants	2,189,167	2,248,663
Deficit accumulated during the development stage	(10,015,894)	(7,296,640)
Accumulated other comprehensive loss	(19,380)	(2,697)
	13,609,623	14,901,426
	17,956,150	17,773,179

See Going Concern - Note 1

The accompanying notes are an integral part of these interim consolidated financial statements.

JMG Exploration, Inc.

A Development Stage Enterprise

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

(In United States Dollars)

(unaudited)

	For the three month period ended September 30		For the nine month period ended September 30		For the period from the date of incorporation on July 16, 2004 to September 30
	2006	2005	2006	2005	2006
	$	$	$	$	$
Revenue
Petroleum revenue	381,644	333,617	1,309,896	340,256	1,937,356
Interest	-	1,036	-	118,040	185,091
	381,644	334,653	1,309,896	458,296	2,122,447

Expenses
Production	67,466	73,869	259,114	84,642	448,712
General and administrative [note 6]	794,867	613,591	1,426,724	1,121,337	3,560,085
Interest on promissory note [note 4]	42,559	-	156,431	-	156,431
Geophysical and geological	-	-	-	162,284	256,484
Depletion, depreciation and accretion [note 3]	1,787,835	341,960	2,186,881	469,416	6,935,130
	2,692,727	1,029,240	4,029,150	1,837,679	11,356,842

Net loss for the period	(2,311,083)	(694,587)	(2,719,254)	(1,379,383)	(9,234,395)
Less: cumulative preferred dividends	-	(69,945)	-	(458,342)	(781,499)
Net loss applicable to common shareholders	(2,311,083)	(764,532)	(2,719,254)	(1,837,725)	(10,015,894)

Deficit, beginning of period	(7,704,811)	(2,097,482)	(7,296,640)	(1,024,289)	-

Deficit, end of period	(10,015,894)	(2,862,014)	(10,015,894)	(2,862,014)	(10,015,894)
Basic and diluted weighted average common shares outstanding	5,157,969	2,985,840	5,118,939	1,171,425	2,705,904

Net loss for the period per common share [note 5] basic and diluted	(0.45)	(0.26)	(0.53)	(1.57)	(3.70)

The accompanying notes are an integral part of these interim consolidated financial statements.

JMG Exploration, Inc.

A Development Stage Enterprise

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In United States Dollars)

(unaudited)

	For the three month period ended September 30,		For the nine month period ended September 30,		For the period from the date of incorporation on July 16, 2004 to September 30,
	2006	2005	2006	2005	2006
	$	$	$	$	$
OPERATIONS
Net loss for the period	(2,311,083)	(694,587)	(2,719,254)	(1,379,383)	(9,234,395)
Adjustments to reconcile net loss to cash flows from operating activities:
Stock-based compensation [note 5]	624,862	-	674,874	-	753,463
Depletion, depreciation and accretion	1,787,835	341,960	2,186,881	469,416	6,935,130
Other changes:
(Increase) decrease in accounts receivable	996,930	(793,462)	670,175	(889,096)	161,574
(Increase) decrease in prepaid expenses and deposits	(32,259)	155,741	(237,375)	18,997	(272,076)
Increase (decrease) in accounts payable and accrued liabilities	(899,856)	170,253	231,568	173,294	483,734
Decrease in due to related party	-	-	-	(4,164)	-
Increase (decrease) in accrued interest on loan receivable	-	-	-	16,683	(15,815)
Cash provided by (used in) operating activities	166,429	(820,095)	806,869	(1,594,253)	(1,188,385)

INVESTING
Repayment (advance) of loan receivable	-	-	-	750,000	(750,000)
Proceeds on disposition of property	-	-	-	391,249	391,249
Purchase of property and equipment	(1,104,553)	(8,973,889)	(1,945,715)	(11,849,044)	(19,835,679)
Increase (decrease) in duefrom/to JED Oil Inc.	(100,537)	(368,487)	(2,217,616)	(82,094)	(1,930,660)
Increase in other assets	(1,100)	(100,000)	(1,100)	(182,500)	(231,100)
Cash used in investing activities	(1,206,190)	(9,442,376)	(4,164,431)	(10,972,389)	(22,356,190)

FINANCING
Issue of common shares, net of issue costs	290,956	9,462,507	769,260	9,462,507	20,797,019
Issue of share purchase warrants	-	2,354,331	-	2,354,331	2,094,415
Promissory note payable	-	-	1,500,000	-	1,500,000
Preferred share dividends	-	(69,945)	-	(458,342)	(781,499)
Cash provided by financing activities	290,956	11,746,893	2,269,260	11,358,496	23,609,935
Effect of foreign exchange on cash balances	(1,659)	(1,301)	(16,683)	(4,764)	(19,380)
Net (decrease) increase in cash	(750,464)	1,483,121	(1,104,985)	(1,212,910)	45,980
Cash, beginning of period	796,444	2,344,769	1,150,965	5,040,800	-
Cash, end of period	45,980	3,827,890	45,980	3,827,890	45,980

During the three and nine month periods ended September 30, 2006 and 2005, the Company paid $46,000 (2005 – $nil) and $117,500 (2005 - $nil) in interest on the promissory note.  No income or capital taxes were paid for the three and nine month periods ended September 30, 2006 and 2005.

The accompanying notes are an integral part of these interim consolidated financial statements.

JMG Exploration, Inc.

A Development Stage Enterprise

STATEMENT OF CHANGES IN CONSOLIDATED

STOCKHOLDERS’ EQUITY

(In United States Dollars)

(unaudited)

Period from the date of incorporation on July 16, 2004 to September 30, 2006.

	Shares	Total
	#	$
Common stock:
Balance at July 16, 2004 and December 31, 2004	250,000	1,000,000

Preferred shares converted to common stock

Issuance of common stock, stock issued for cash pursuant to initial public offering

Warrants exercised for common stock

Share issue costs

Portion of proceeds attributed to share purchase warrants

	1,950,000 2,185,000 612,578 - -	7,792,225 11,143,500 3,042,828 (861,254) (2,243,788)
Balance at December 31, 2005	4,997,578	19,873,511
Warrants exercised for common stock	122,522	593,048
Issued under stock option plan	53,460	179,109
Share issue costs	-	(2,897)
Portion of proceeds attributed to share purchase warrants	-	59,496
Balance at September 30, 2006	5,173,560	20,702,267
Additional paid in capital:
Balance, July 16, 2004 and December 31, 2004	-	-
Stock-based compensation	-	78,589
Balance at December 31, 2005	-	78,589
Stock-based compensation	-	674,874
Balance at September 30, 2006	-	753,463
Preferred stock:
Balance at December 31, 2004	1,950,000	7,792,225
Preferred shares converted to common stock	(1,950,000)	(7,792,225)
Balance at December 31, 2005 and September 30, 2006	-	-
Share purchase warrants:
Balance at December 31, 2004	487,500	4,875
Share purchase warrants: issued pursuant to initial public offering $5.00 Share purchase warrants: issued pursuant conversion preferred shares $4.25 Warrants exercised for common stock	2,185,000 1,950,000 (612,578)	693,866 1,816,766 (266,844)
Balance at December 31, 2005	4,009,922	2,248,663
Warrants exercised for common stock	(122,522)	(59,496)
Balance at September 30, 2006	3,887,400	2,189,167
Deficit:
Balance at beginning of period July 16, 2004	-	-
Net loss for the period to December 31, 2004	-	(701,132)
Preferred share dividends	-	(323,157)
Balance at December 31, 2004	-	(1,024,289)
Net loss for the twelve-month period ended December 31, 2005	-	(5,814,009)
Preferred share dividends	-	(458,342)
Balance at December 31, 2005	-	(7,296,640)
Net loss for the nine month period ended September 30, 2006		(2,719,254)
Balance at September 30, 2006	-	(10,015,894)
Accumulated other comprehensive loss
Balance at beginning of period July 16, 2004	-	-
Balance December 31, 2004	-	-
Foreign exchange translation adjustment	-	(2,697)
Balance at December 31, 2005	-	(2,697)
Foreign exchange translation adjustment		(16,683)
Balance at September 30, 2006	-	(19,380)
Total stockholders equity at September 30, 2006	-	13,609,623

The accompanying notes are an integral part of these interim consolidated financial statements.

JMG Exploration, Inc.

A Development Stage Enterprise

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In United States Dollars)

(unaudited)

	For the three month period ended September 30,		For the nine month period ended September 30,		For the period from the date of incorporation on July 16, 2004 to September 30,
	2006	2005	2006	2005	2006
	$	$	$	$	$
Net loss for the period	(2,311,083)	(694,587)	(2,719,254)	(1,379,383)	(9,234,395)

Other comprehensive loss:
Foreign exchange translation adjustment	(1,659)	(1,301)	(16,683)	(4,764)	(19,380)
Comprehensive loss for the period	(2,312,742)	(695,888)	(2,735,937)	(1,384,147)	(9,253,775)

The accompanying notes are an integral part of these interim consolidated financial statements.

JMG Exploration, Inc.

A Development Stage Enterprise

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(In United States Dollars)

(unaudited)

September 30, 2006

1.

INCORPORATION, NATURE OF OPERATIONS, AND GOING CONCERN

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

JED Oil Inc. (Amex: JDO) (“JED”) and JMG on February 27, 2006 announced they had signed a letter of intent to pursue a possible acquisition of JMG by JED.  The proposal would have offered two-thirds of a share of common stock of JED for each share of common stock of JMG.  On November 16, 2006, the independent members of JMG’s board decided not to proceed with the transaction.

The JMG Board of Directors has extended the JMG warrants that were to expire in August and December of 2006 to January 15, 2007.

JMG has not realized a profit from operations since its incorporation on July 16, 2004.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company is in a negative working capital position as at September 30, 2006 and has achieved positive cash flow from operations for the first time in the three month period ended September 30, 2006.  The recovery of the Company’s assets and its ability to continue operations is dependent on successful production of economic quantities of hydrocarbons, obtaining additional financing to fund its exploration activity or the successful completion of the merger with JED discussed in the preceding paragraph.  As disclosed in note 8, the subsequent sale of certain properties will also provide additional cash flow towards the Company’s ongoing operations.  Accordingly, the Company’s consolidated financial statements are presented on a going concern basis.  These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

2.  SIGNIFICANT ACCOUNTING POLICIES

These interim consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods, on a basis that is consistent with the annual audited consolidated financial statements.  All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the summary of significant accounting policies and notes thereto included in the Company’s audited consolidated financial statements for the period from the date of incorporation on July 16, 2004 to December 31, 2005 and for the year ended December 31, 2005.

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

Change in Accounting Principle

At December 31, 2005, the Company had a stock-based compensation plan, which is described more fully in Note 5.  Prior to January 1, 2006, the Company accounted for the stock options granted to employees and directors under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation and for the stock options granted to consultants under the recognition and measurement provisions of FASB Statement No. 123.  No stock-based employee and directors compensation cost was recognized in the Statement of Operations and Deficit for the year ended December 31, 2005 nor for the period from the date of incorporation on July 16, 2004 to December 31, 2004, as all options granted to employees and directors under that plan had an exercise price equal to the market value of the Company’s common stock on the date of grant.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method.  Under that transition method, compensation cost recognized effective January 1, 2006 includes:  (a) compensation cost for share-based options granted to employees and directors prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of  Statement 123(R).  Results for prior periods have not been restated.

JMG Exploration, Inc.

A Development Stage Enterprise

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(In United States Dollars)

(unaudited)

September 30, 2006

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s net loss per share for the nine month period ended September 30, 2006, is the same as if it had continued to account for share-based compensation under Opinion 25.  Basic and diluted loss per common share for the nine month period ended September 30, 2006 would have been $0.53 and $0.53, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted loss per share of $0.53 and $0.53, respectively.

The following table illustrates the effect on net loss per common share for the period from the date of incorporation on July 16, 2004 to September 30, 2006, and for the three and nine month periods ended September 30, 2006 and net loss per common share if the Company had applied the fair value recognition provisions of Statement 123 to options granted to employees and directors under the Company’s stock option plan in all periods presented.  For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period on a straight-line basis.

	Three month period ended September 30, 2006	Nine month period ended September 30, 2006	Period from the date of incorporation on July 16, 2004 to September 30, 2006
Net loss, as reported	$2,311,083	$2,719,254	$9,234,395
Deduct: Stock-based employees and directors compensation expenses included in reported net loss, net of related tax effects	($499,884)	($504,602)	($504,602)
Add: Total stock-based employees and directors compensation expenses determined under fair value based method for all awards, net of related tax effects	$499,884	$504,602	$718,236
Pro forma net loss	$2,311,083	$2,719,254	$9,448,029
Net loss per common share:
Basic and diluted – as reported	$0.45	$0.53	$3.70
Basic and diluted – pro forma	$0.45	$0.53	$3.49

JMG Exploration, Inc.

A Development Stage Enterprise

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(In United States Dollars)

(unaudited)

September 30, 2006

3. PROPERTY AND EQUIPMENT

During the three and nine month periods ended September 30, 2006, the Company recorded a depletion and depreciation provision related to its oil properties of $1,785,121 and $2,180,789, respectively (2005 - $341,960, $469,416) and of these amounts $1,569,237 and $1,569,237  (2005 - $6,012, $115,717) related to impairment.  This impairment is a result of production evaluation work and a review of undeveloped land values based on and arms length offer to purchase certain properties.  The Company recorded depletion and depreciation from the period from the date of incorporation July 16, 2004 to September 30, 2006 of $6,925,653, of this amount $5,821,940 related to impairment and $1,041,530 to depletion and $71,183 to depreciation.  At September 30, 2006, undeveloped land amounted to $5,943,560 (2005 - $5,434,912).  These amounts were excluded from the depletion calculation for the three and nine month periods ended September 30, 2006.  During the three and nine month periods ended September 30, 2006, and September 30, 2005, and the period from incorporation on July 16, 2004 to September 30, 2006 the Company did not capitalize any direct general and administration expenses.

	September 30, 2006			December 31, 2005
	Cost $	Accumulated depletion, depreciation and accretion, $	Net book value $	Net book value $
Petroleum and natural gas properties	15,615,281	6,852,940	8,762,341	9,014,228
Undeveloped land	5,943,560	-	5,943,560	5,868,691
Other assets	227,317	71,183	156,134	190,120
	21,786,158	7,924,123	14,862,035	15,073,039

4. PROMISSORY NOTE

On February 8, 2006 a promissory note was issued to an unrelated third party, for a total of $1,500,000.  The terms of the agreement call for interest calculated at 12% per annum payable on a monthly basis.  The promissory note was repayable on March 30, 2006, however, repayment has now been extended to December 31, 2006.  All other terms of the original agreement remain the same.

5.   SHARE CAPITAL

a) Authorized

The Company has authorized 25,000,000 common shares, par value $.001, and 10,000,000 preferred shares, par value $.001. As of September 30, 2006 there were 5,173,560 common shares issued and outstanding. Preferred shares were converted into common shares of the Company subsequent to Company’s initial public offering on August 3, 2005.  No preferred shares are currently outstanding.

JMG Exploration, Inc.

A Development Stage Enterprise

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(In United States Dollars)

(unaudited)

September 30, 2006

b) Issued and outstanding

	#	Capital Stock $	Additional Paid-in Capital $	Total $
Common Stock, $.001 par value:
Balance, at July 16, 2004 and December 31, 2004	250,000	250	999,750	1,000,000
Preferred shares converted to common stock	1,950,000	1,950	7,790,275	7,792,225
Issued for cash, pursuant to initial public offering	2,185,000	2,185	11,141,315	11,143,500
Warrants exercised for common stock	612,578	612	3,042,216	3,042,828
Share issue costs, net of tax	-	-	(861,254)	(861,254)
Portion of proceeds attributed to share purchase warrants	-	-	(2,243,788)	(2,243,788)
Stock-based compensation	-	-	78,589	78,589
Balance at December 31, 2005	4,997,578	4,997	19,947,103	19,952,100
Warrants exercised for common stock	122,522	123	592,925	593,048
Issued under stock option plan	53,460	54	179,055	179,109
Share issue costs	-	-	(2,897)	(2,897)
Portion of proceeds attributed to share purchase warrants	-	-	59,946	59,496
Stock-based compensation	-	-	674,874	674,874
Balance at September 30, 2006	5,173,560	5,174	21,450,556	21,455,730
Preferred Stock:
Balance, at July 16, 2004 and December 31, 2004	1,950,000	1,950	7,798,050	7,800,000
Preferred shares converted to common stock	(1,950,000)	(1,950)	(7,790,275)	(7,792,225)
Share issue costs, net of tax	—	—	(2,900)	(2,900)
Portion of proceeds attributed to share purchase warrants	—	—	(4,875)	(4,875)
Balance at December 31, 2005 and September 30, 2006	—	—	—	—

JMG Exploration, Inc.

A Development Stage Enterprise

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(In United States Dollars)

(unaudited)

September 30, 2006

Share Purchase Warrants:
Balance, at July 16, 2004 and December 31, 2004	487,500	—	—	4,875
Issued pursuant to initial public offering	2,185,000	—	—	693,866
Issued pursuant to conversion of preferred shares	1,950,000	—	—	1,816,766
Warrants exercised for common stock	(612,578)	—	—	(266,844)
Balance at December 31, 2005	4,009,922	—	—	2,248,663
Warrants exercised for common stock	(122,522)	—	—	(59,496)
Balance at September 30, 2006	3,887,400	—	—	2,189,167
Total		5,174	21,450,556	23,644,897

c) Stock options

The Company has a stock option plan under which employees, directors and consultants are eligible to receive grants.  As of September 30, 2006, 699,167 shares were reserved for issuance under the plan.  Options granted under the plan generally have a term of five years to expiry and vest immediately when issued to directors and generally vest as to one-third on each of the first, second and third anniversaries of the grant date for employees and consultants.  The exercise price of each option equals the market value of the Company’s common stock on the date of grant. The following summarizes information concerning outstanding and exercisable stock options as of September 30, 2006:

	Number of options	Weighted average exercise price $
Outstanding as at December 31, 2004	260,000	4.00
Granted - April 5, 2005	387,750	5.00
Granted – July 21, 2005	79,500	5.00
Granted – August 19, 2005	1,500	15.25
Granted – August 29, 2005	5,000	14.74
Granted – November 1, 2005	10,000	12.25
Cancelled	(260,000)	4.00
Cancelled	(4,500)	5.00
Options outstanding as at December 31, 2005	479,250	5.24
Granted – July 1, 2006	380,000	10.75
Cancelled	(94,081)	5.88
Exercised	(66,002)	5.00
Options outstanding as at September 30, 2006	699,167	8.20
Exercisable as at September 30, 2006	536,405	8.09

JMG Exploration, Inc.

A Development Stage Enterprise

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(In United States Dollars)

(unaudited)

September 30, 2006

d) Agents warrants

As agreed with the underwriter as part of the initial public offering, agent warrants to purchase 190,000 shares of common stock were issued.  These agent warrants are exercisable for a four year period commencing August 3, 2006 at an exercise price of $7.00 per share.

e) Stock–based compensation

Prior to August 3, 2005 the Company was private. Accordingly the expected volatility of the Company’s stock options granted during the period prior to August 3, 2005 had been set at 10%. The 396,500 stock options granted after the Company became public valued based on an expected volatility of 50%. There were 380,000 stock options granted to employees and consultants in the three and nine month periods ended September 30, 2006. The estimated fair value of the options is amortized over the options’ vesting period on a straight-line basis.  For the three and nine month periods ended September 30, 2006 stock option expense was $624,862 (2005 - $nil) and $674,874 (2005 - $nil) respectively.  The stock option expense from the period of incorporation July 16, 2004 to September 30, 2006 was $753,463.

The weighted average fair value of stock option grants in the period in the amount of $5.22 was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate (%)

4.3

Expected life (years)

5.0

Expected volatility (%)

50

Expected dividend yield (%)

Nil

Vesting period (years)

0 to 3

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

Statement 123(R) must be adopted by small-business issuers at the beginning of the first interim or annual period beginning after December 15, 2005.  Early adoption will be permitted in periods in which financial statements have not yet been issued.  We adopted Statement 123(R) on January 1, 2006.

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

JMG Exploration, Inc.

A Development Stage Enterprise

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(In United States Dollars)

(unaudited)

September 30, 2006

f) Loss per share

For the three and nine month periods ended September 30, 2006 the basic and diluted weighted average numbers of common shares outstanding were 5,157,969 (2005 – 2,985,840) and 5,118,939 (2005 – 1,171,425) respectively.  For the period from the date of incorporation July 16, 2004 to September 30, 2006 the basic and diluted weighted average number of common shares outstanding was 2,705,904. All of the Company’s outstanding stock options and warrants currently have an antidilutive effect on per common share amounts.

6.   RELATED PARTY TRANSACTIONS

The Company is considered related to JED Oil Inc. (“JED”) because of their ownership interest in JMG and because of two common directors.  Unless otherwise noted, transactions between JMG and JED are made in the normal course of operations at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

On August 1, 2004 the Company entered into a technical services agreement with JED. Under the Agreement, JED provided all required personnel, office space and equipment, at standard industry rates for similar services.  This agreement was terminated on January 1, 2006 and was replaced by a joint services agreement, which operates to provide the above services on an as needed basis.

JED paid on behalf of the Company for the three and nine month periods ended September 30, 2006 totals of $nil and $nil respectively (2005 - $51,315, $442,667) and $582,505 for the period from incorporation on July 16, 2004 to September 30, 2006 for general and administrative services and capital related expenditures.

In consideration for the assignment of JED’s interests in certain oil and gas properties, JED charged the Company for drilling and other costs related to those properties. In connection with these transactions the total amount payable to JED at December 31, 2005 was $286,956.  Subsequent to year-end, this amount was repaid in full.

As at September 30, 2006, JED owes the Company $1,930,660 for the reimbursement of intangible drilling costs.  These goods and services were provided at standard industry rates and terms.

7.

ASSET RETIREMENT OBLIGATION

As at September 30, 2006, the estimated present value of the Company’s asset retirement obligation was $108,804 based on estimated future cash requirements of $302,175, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years.

$

Asset retirement obligation, December 31, 2005	78,642
Accretion expense	30,162
Asset retirement obligation, September 30, 2006	108,804

JMG Exploration, Inc.

A Development Stage Enterprise

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(In United States Dollars)

(unaudited)

September 30, 2006

8. SUBSEQUENT EVENTS

On February 27, 2006, JED and JMG announced they had signed a letter of intent to pursue a possible acquisition of JMG by JED.  The proposal would have offered two-thirds of a share of common stock of JED for each share of common stock of JMG.  On November 16, 2006, the independent members of JMG’s board decided to not proceed with the transaction.

The JMG Board of Directors has extended the JMG warrants that were to expire in August and December of 2006 to January 15, 2007.

On November 3, 2006, JMG signed an Offer Letter to sell its working interests in the Bakken Lands and wells in North Dakota to an arms length party for approximately $5,500,000. The transaction is effective October 1, 2006 and closing of the transaction, subject to normal title and environmental due diligence, is anticipated to be January 2007.

9. COMPARATIVE AMOUNTS

Certain comparative amounts have been reclassified to conform to the current period presentation.