Form 10-Q/A
period 2006-11-20
JMG Exploration, Inc.
filed 2006-11-22
CIK 1299967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-32438

JMG Exploration, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	20-1373949 (I.R.S. Employer Identification Number)

Suite 2200, 500 4th Avenue S.W. Calgary Alberta, Canada (Address of Principal Executive Offices)	T2P 2V6 (Zip Code)

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

Explanatory Note: This Amendment to the Form 10Q filed on November 20, 2006 is being filed for the purpose of providing certain information required in a 10Q which was not included in the original submission.  This Amendment does not, and does not purport to, update or restate the information in any Item of the Original 10Q or reflect any events that have occurred after the Original Filing was filed.  The filing of this Amendment shall not be deemed an admission that the Original 10Q when made, included any known untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.

JMG Exploration,  Inc.
Index to Form 10-Q Quarterly Report
to the Securities and Exchange Commission

		Page No.
Item 1	Part I. Financial Information

	Consolidated Financial Statements	3 -	7

	Consolidate Balance Sheets, as of September 30, 2006(unaudited) and December 31, 2005 (unaudited)	3

	Consolidated Statements of Operations (unaudited) for the Three months and Nine Months ended September 30, 2006 and 2005, and the period from the date of incorporation July 16, 2004 to September 30, 2006.	4

	Consolidated Statements of Cash Flows (unaudited) for the Three months and Nine months ended September 30, 2006 and 2005, and the period from the date of incorporation July 16, 2004 to September 30, 2006.	5

	Consolidated Statements of Shareholders’ Equity (unaudited) for the Three months and Nine months ended September 30, 2006 and 2005, and the period from the date of incorporation July 16, 2004 to September 30, 2006.	6

	Consolidated Statements of Comprehensive Loss (unaudited) for the Three months and Nine months ended September 30, 2006 and 2005, and the period from the date of incorporation July 16, 2004 to September 30, 2006.	7

	Notes to Consolidated Financial Statements (unaudited)	8	- 15

Item 2	Managements Discussion and Analysis of Financial Condition and Results of Operations	16	- 27

Part II. Other Information
Item 1	Legal Proceedings	28

Item 1A	Risk Factors	28

Item 2	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	28

Item 3	Defaults Upon Senior Securities	28

Item 4	Submission of Matters to a Vote of Security Holders	28

Item 5	Other Information	28

Item 6	Exhibits	28

SIGNATURES:
Certification of CEO Pursuant to Section 302
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CFO Pursuant to Section 302

JMG Exploration, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

September 30, 2006 and 2005 and the period of

 Incorporation July 16, 2004 to September 30. 2006.

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

4.

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

5.

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

6.

Income taxes.  The Company did not pay or record any income taxes in the three or nine month period ended September 30, 2006 and September 30, 2005.

7.

Net loss.   Net loss is presented below.

8.

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

9.

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

10.

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

11.

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

12.

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

13.

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

14.

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

15.

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

16.

Accounting for certain hybrid Financial Instruments

17.

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

18.

Accounting for Uncertainty in Income Taxes

19.

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

20.

The Company is considered related to JED Oil Inc. (“JED”) because of their ownership interest in JMG and because of two common directors.  Unless otherwise noted, transactions between JMG and JED are made in the normal course of operations at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

21.

On August 1, 2004 the Company entered into a technical services agreement with JED. Under the Agreement, JED provided all required personnel, office space and equipment, at standard industry rates for similar services.  This agreement was terminated on January 1, 2006 and was replaced by a joint services agreement, which operates to provide the above services on an as needed basis.

22.

JED paid on behalf of the Company for the three and nine month periods ended September 30, 2006 totals of $nil and $nil respectively (2005 - $51,315, $442,667) and $582,505 for the period from incorporation July 16, 2004, for general and administrative services and capital related expenditures.

23.

In consideration for the assignment of JED’s interests in certain oil and gas properties, JED charged the Company for drilling and other costs related to those properties. In connection with these transactions the total amount payable to JED at December 31, 2005 was $286,956.  Subsequent to year-end, this amount was repaid in full.

24.

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

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits

     (a) Exhibits required by Item 601 of Regulation S-K are as follows:

Exhibit
Number

31.1	Certification of Joseph W. Skeehan, Chief Executive Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Donald P. Wells, Chief Financial Officer of Registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph W. Skeehan, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Donald P. Wells, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JMG Exploration, Inc

Date November 20, 2006	/s/ Joseph W. Skeehan
Joseph W. Skeehan
Chief Executive Officer and President

/s/ Donald P. Wells
Donald P. Wells
Chief Financial Officer