Form 10-K
period 2006-12-31
JMG Exploration, Inc.
filed 2007-05-17
CIK 1299967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 001-32438

JMG Exploration, Inc.

(Exact name of registrant as specified in its charter)

Nevada (Jurisdiction of incorporation)	20-1373949 (I.R.S. Employer Identification No.)

180 South Lake Ave.

Seventh Floor

Pasadena, CA 91101
(Address of principal executive offices)

Registrant’s telephone number: (626) 792-3842

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

The aggregate worldwide market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2006, was approximately $42,385,000 based on the closing price of $1.40 per share on that date.

The number of shares of the registrant’s Common Stock outstanding as of March 30, 2007 was 5,188,409.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

Business

Risk Factors

6

Properties

9

Legal Proceedings

10

Prospectus Summary

10

Market For Our Common Equity And Related Stockholder Matters

11

Selected Financial Data

12

Management’s Discussion and Analysis of Financial Conditions and Results of Operations

14

Quantitative and Qualitative Disclosures About Market Risk

28

Financial Statements and Supplementary Data

29

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

29

Controls And Procedures

30

Other Information

31

Directors and Executive Officers of the Registrant

32

Executive Compensation

36

Security Ownership of Certain Beneficial Owners and Management  and Related Stockholder Matters

41

Certain Relationships and Related Transactions

43

Principle Accountant Fees and Services

44

Exhibits and Financial Statement Schedules

45

Signatures

47

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

PART I

Business

Overview

JMG Exploration, Inc. was incorporated under the laws of the State of Nevada on July 16, 2004 for the purpose of exploring for oil and natural gas in the United States and Canada. In August 2004, we completed two private placements totaling $8.8 million and we have commenced exploration activities. We have made direct property acquisitions and have developed the oil and natural gas properties of others under arrangements in which we finance the cost of exploration drilling in exchange for interests in the oil or natural gas revenue generated by the properties. Such arrangements are commonly referred to as farm-ins to us, or farm-outs by the lessees of the mineral interests to us.

In 2006 JMG had the following active projects:

•

A large farm-in agreement and direct purchase of acreage for several Williston Basin prospects in Divide and Burke Counties, northern North Dakota. In 2005 JMG has participated in four Upper Devonian Bakken sandstone horizontal oil wells (results being reviewed) and four Mississippian Midale carbonate oil wells. For 2006 eight horizontal oil wells were drilled in the Midale. These prospect areas are referred to as Candak (approx. 35,000 gross acres), Myrtle (approx. 5,000 gross acres), Bluffton (approx. 5,000 gross acres), and Crosby (approx. 60,000 gross acres).

In January 2007 JMG sold its working interests in its lands in North Dakota where it had been targeting the Bakken zone for approximately  $5,078,500, subject to adjustment. This agreement excludes the North Dakota lands where JMG has been developing its Midale play.

•

A joint venture on the Pinedale anticline in the Jonah field (Green River Basin) of western Wyoming targeting gas in the Upper Cretaceous Lance sandstone. Four vertical wells were drilled in 2006.

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

JMG’s future financial condition and results of operations will depend upon prices received for our oil and natural gas production and the costs of finding, acquiring, developing and producing reserves.  Prices for oil and natural gas are subject to fluctuations in response to change in supply, market uncertainty and a variety of other factors beyond our control.  These factors include worldwide political instability, the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels.

In the event sufficient capital is not available to fund development and exploratory drilling opportunities JMG will explore a range of strategic alternatives, including a possible sale or a merger with another party. On April 27, 2007, JMG entered into a non-binding Letter of Intent with Iris Computers Ltd., a distributor of computer hardware and software in India, regarding a potential business combination. The transaction is subject to a 60 day due diligence period and provides for a No-Shop Period until June 26, 2007, during which period the parties have agreed not to enter into an agreement or consummate a transaction with any other party, which would preclude the consummation of the transaction. Although no assurance can be given that the parties can reach agreement and proceed to a closing, if the proposed business combination is completed, the current JMG shareholders, immediately post-closing, would own approximately 25% of the combined entities, without giving effect to JMG's outstanding options and warrants. JMG's oil and gas assets will not be included in this transaction and will be sold or merged separately for the benefit of shareholders of a future record date.

JED Oil Inc. (Amex: JDO) (“JED”) and JMG on February 27, 2006 announced they had signed a letter of intent to pursue a possible acquisition of JMG by JED.  The proposal would have offered two-thirds of a share of common stock of JED for each share of common stock of JMG.  On November 16, 2006, the independent members of JMG’s board decided not to proceed with the transaction.

Company History

JMG Exploration, Inc. was incorporated under the laws of the State of Nevada on July 16, 2004 for the purpose of exploring for oil and natural gas in the United States and Canada. In August 2004, we completed two private placements totaling $8.8 million, issuing 250,000 shares of common stock and 1,950,000 shares of convertible preferred stock, and commenced exploration activities.

Our initial public offering closed on August 3, 2005. We issued 2,185,000 shares of common stock at a price of $5.00 and 2,185,000 warrants at a price of $0.10 for gross proceeds of $11,143,500. JMG completed its initial public offering and commenced trading on the Archipelago Exchange under the symbols JMG (common stock) and JMG+ (stock warrants). Simultaneously with our initial public offering, 1,950,000 preferred shares were converted to 1,950,000 shares of our common stock.

Strategy

Our business strategy is based on drilling oil and natural gas exploratory projects and the initial start-up strategy included business relationships with JED Oil Inc. (“JED”) and Enterra Energy Trust (“Enterra”).

 Business Relationships with JED and Enterra

Agreement of Business Principles

We terminated the 2nd Amended and Restated Agreement of Business Principles with JED and Enterra Energy Trust effective September 28, 2006. Under the agreement, effective August 1, 2004, JED and Enterra offered farm-outs to us of exploratory drilling prospects, and we offered farm-outs to JED of developed drilling prospects from Enterra and us. The agreement contemplated that we would pursue exploratory drilling, JED would pursue development drilling, and Enterra would pursue developed and producing assets. Under the agreement, if we accepted a farm-in, we would pay all of the exploration drilling costs and would earn 70%, or a mutually agreeable percentage, of the interest in the producing zones of the wells we drilled. Under our farm-outs to JED, JED agreed to pay all of the drilling costs and would earn 70%, or a mutually agreeable percentage, of our interest in the producing zones of the wells drilled under the farm-out. This arrangement provided us with the potential for a carried working interest in new wells for which we would have no costs.

We also agreed that Enterra had the right of first refusal to purchase our interests when we determine that we wish to sell. The agreement provided that the price for our interest was to be the same consideration as offered under a bona fide third party offer, or if there is no such offer, as determined by an independent engineering report prepared by a mutually agreeable independent engineering firm. These arrangements were designed to permit us to concentrate on our business plan of exploratory drilling, possibly provide a buyer for our interests as they are developed and possibly further development drilling in which we may be able to retain a reduced interest at no additional cost to us.

We believe the terms of the 2nd Amended and Restated Agreement of Business Principles were equivalent to those we could obtain from unaffiliated third parties. The agreement required independent engineering evaluations as a basis for the valuation of any purchase of a prospect.

Services Agreements

We entered into a Technical Services Agreement with JED effective January 1, 2004 under which JED provided us with all personnel, office space and equipment on an as needed basis. The agreement provided that JED bill us at its cost, including overhead allocation, for all management, operating, administrative and support services. These services included engineering, geological and geophysical analysis, joint venture land activities, drilling operations, well and facility operations, marketing, corporate and business management, planning and budgeting, finance and treasury functions, accounting functions (including general, production and revenue and joint venture accounting, financial reporting, regulatory filing and reporting, corporate and commodity tax, and internal and joint venture audit), payroll, purchasing, human resources, legal services, insurance and risk management, government and regulatory affairs, computer services and information management, administrative services and record keeping, office services and leasing. Total expenses incurred under this agreement during 2005 were $442,667.

The Technical Services Agreement was terminated and replaced by a Joint Services Agreement at January 1, 2006 and JED continues to provide these services to us. The Joint Services Agreement may be terminated by either party with 30 days notice. Total expenses incurred under this agreement during 2006 were $391,494.

Interpersonal Relationships with JED

The following officers and directors are affiliated with JED:

•

Thomas J. Jacobsen is a director of JMG and is Chief Executive Officer and a director of JED.

•

Reg J. Greenslade is Chairman of the JMG board and is Chairman of JED board.

•

Justin W. Yorke is a Director of JED.

Proposed Merger with JED

JED Oil Inc. (Amex: JDO) (“JED”) and JMG on February 27, 2006 announced they had signed a letter of intent to pursue a possible acquisition of JMG by JED.  The proposal would have offered two-thirds of a share of common stock of JED for each share of common stock of JMG.  On November 16, 2006, the independent members of JMG’s board decided not to proceed with the transaction.

Oil and natural gas exploration.

We currently have insufficient working capital to engage in development and exploratory drilling opportunities. In the event sufficient working capital is not obtained we will explore a range of strategic alternatives, including a possible sale or a merger with another party.

Our oil and natural gas exploration prospects have historically been required to meet the following criteria.

Exploratory projects.  We concentrated our efforts on oil and natural gas projects that carried a relatively high risk of failure but offered relatively high rewards in terms of a larger potential for significant oil or natural gas reserves. Our management believed that the potential rewards of a significant discovery of oil or natural gas reserves adequately compensated for this risk.

Consolidation of adjacent assets.  We looked for exploration opportunities on lands that were in close proximity to producing fields. These close-in opportunities provide the ability to reduce capital program costs by consolidating drilling and gathering facilities. Moreover, drilling costs are lower when wells are drilled as part of a multi-well program, due to reduced rig moving costs and other efficiencies.

Use of seismic and other data in site selection.  We generated and analyzed seismic data, including three-dimensional seismic information, whenever its use was appropriate for the geology and was cost effective, to further minimize drilling risk. We also used information from adjacent wells, including petrophysical data, production records and completion data to help reduce our risk and costs. The use of seismic data and other technologies, and the study of producing fields in the same area, provides information that is useful in evaluating a prospect’s potential. This information does not however enable us to know conclusively prior to drilling and testing whether oil or natural gas will be present or, if present, if it will be in sufficient quantities to recover drilling and completion costs or to be economically viable.

Selection of prospects.  We selected prospects for exploration which offered the opportunity to reduce operating costs and maximize economies of scale, thereby improving operating profitability. Considerations included identifying areas of moderate drilling costs, multi-zone potential, year round accessibility and good oil and natural gas plant and pipeline infrastructure.

Sales and Marketing

During 2006 and 2005, we sold all of our oil production through Murphy Oil, who also handled the production accounting and sent us are percentage interest in the revenues, net of royalties and production and sales costs. Murphy Oil is an independent third party who trucks the oil from our wellhead to their production facility.

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

Geographic Segments

The majority of our assets and revenues are in North Dakota. Wyoming and Utah only accounts for a very small percentage, less than 5%, of our assets and les than 10% of our revenue for the period ended December 31, 2006 and 2005.

Employees

As of March 30, 2007, we have a total of two employees being our senior officers: our President and Chief Executive Officer and our Chief Financial Officer. Pursuant to our Joint Services Agreement JED provides any additional staff required for operations. Unions do not represent either our employees or any employees of JED.

Government regulation

Our operations are subject to government controls and regulations in the United States. In the United States, legislation affecting the oil and gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous federal, state and local departments and agencies have issued extensive rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. Such laws and regulations have a significant impact on oil and gas drilling, pipelines, gas processing plants and production activities, increase the cost of doing business and, consequently, affect profitability. As new legislation affecting the oil and gas industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations. We consider the cost of environmental protection a necessary and manageable part of our business. We expect to be able to plan for and comply with new environmental initiatives without materially altering our operating strategies.

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

Risk Factors

Risks related to our company and the oil and natural gas industry

Our independent registered public accountants have expressed substantial doubt as to our ability to continue as a going concern.

As of December 31, 2006, we had an accumulated deficit of $21,564,715 and have insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our independent registered public accountants, Hein & Associates LLP, indicated, in their report on our 2006 financial statements, that there is substantial doubt about our ability to continue as a going concern. If additional capital is not available, JMG will explore a range of strategic alternatives, including a possible sale or merger with another party.

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

Potential conflicts of interest in our relationship with JED may cause us to receive proceeds from the sale of our exploration prospects that are less favorable than we might have obtained from third parties.

The following officers and directors are affiliated with JED:

•

Thomas J. Jacobsen is a director of JMG and is Chief Executive Officer and a director of JED.

•

Reg J. Greenslade is Chairman of the JMG board and is Chairman of JED board.

•

Justin W. Yorke is a Director of JED.

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

Properties

Divide and Burke Counties, North Dakota

JMG has various working interests ranging from 65% to 98% in approximately 100,000 gross acres in Divide and Burke Counties in northern North Dakota near the Canada / US border. Targeted thus far for direct acreage purchase and exploratory drilling have been the Upper Devonian / Lower Mississippian Bakken sandstone and the Middle Mississippian Midale carbonates.

JMG’s development drilling activity in the area has been in partnership with JED Oil whereby JED farms-in on JMG and pays 100% of the drilling cost to earn a 70% working interest in each spacing unit to depth drilled. In 2005 four Bakken horizontal oil wells were drilled and placed on production. Typical drill depths for these Bakken horizontals is 13,000 feet. In 2005 three Midale horizontal oil wells were drilled and placed on production. In 2005 the Burau horizontal Bakken oil well was also recompleted in the uphole, vertical portion of the wellbore and placed on production. In 2006 eight horizontal Midale wells were drilled. Current Midale spacing is two horizontals per section with potential for four wells per section as warranted. This area has year-round drilling access.

In January 2007 JMG sold its working interests in its lands in North Dakota where it had been targeting the Bakken zone for approximately $5,078,500, subject to adjustment. This agreement excludes the North Dakota lands where JMG has been developing its Midale play.

Pinedale Anticline

JMG has a joint venture on one section of land with a 77.5% working interest on the Pinedale anticline in the Jonah field of the Green River Basin in west central Wyoming. The drilling target is the Lower Cretaceous Lance sandstone at approx. 15,000’ vertical drill depth and four wells were drilled in 2006. The tight gas in the Lance Formation typically demonstrates poor reservoir connectivity to offsetting wells thereby necessitating down spacing to 40 acres with large multiple fracture stimulations. Extensive gas gathering infrastructure is present in the immediate area. No reserves have been assigned to this area at this time.

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

Submission of Matters to a Vote of Security Holders

On December 27, 2006 a Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 was mailed to shareholders of record as of November 27, 2006 for the purpose of the election of directors at the January 26, 2007 shareholder meeting. There was no solicitation in opposition to management’s nominees and all nominees were elected.

PART II

Market For Our Common Equity and Related Stockholder Matters

Price Range of Common Stock

Our common stock is quoted on the NYSE Arca Exchange under the symbol “JMG” since our initial public offering on August 5, 2005. Prior to our initial public offering, there was no public market for our common stock. The following table shows the high and low closing sale prices for our common stock as reported on the Arca Exchange for the periods indicated:

	High	Low

Year ended December 31, 2006:
Quarter ended December 31, 2006	8.85	1.36
Quarter ended September 30, 2006	13.00	8.00
Quarter ended June 30, 2006	12.50	8.00
Quarter ended March 31, 2006	11.75	6.75

Year ended December 31, 2005:
Quarter ended December 31, 2005	15.60	6.00
Period from August 5, 2005 to September 30, 2005	18.75	12.01

As of March 30, 2007, there were 45 holders of record of the Common Stock and 5,188,409 shares of the Common Stock outstanding. The number of holders of record is calculated excluding individual participants in securities positions listings. The closing price of our shares on March 30, 2007, was $1.22.

We have never paid cash dividends on the Common Stock and do not intend to pay cash dividends on the Common Stock in the foreseeable future. Our board of directors intends to retain any earnings to provide funds for the operation and expansion of our business.

Recent Sales of Unregistered Securities

None.

Selected Financial Data

The following selected financial data are qualified in their entirety by reference to, and you should read them in conjunction with, our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report on Form 10-K. The statement of operations data presented below for the years ended December 31, 2006 and 2005 and the period from incorporation July 16, 2004 to December 31, 2004, and the selected balance sheet data at December 31, 2006 and 2005, are derived from our audited consolidated financial statements.

Statement of operations data

For the	Years ended December 31,		Period from the date of incorporation on July 16, 2004 to December 31, 2004
	2006	2005 (restated) (1)
Revenue
Gross revenue	$ 2,357,985	$ 854,864	$ -
Less royalties	(638,910)	(227,404)	-
	1,719,075	627,460	-
Interest	8,964	120,461	64,630
	1,728,039	747,921	64,630
Expenses
General and administrative	3,587,953	1,847,301	286,060
Production expenses	475,246	189,598	-
Geophysical and Geological expense	-	256,484	-
Depletion, depreciation and impairment	8,021,499	6,005,605	479,702
Interest expense	271,207	-	-
Accretion on asset retirement obligation	8,384	3,385	-
	12,364,289	8,302,373	765,762
Net loss for the period	(10,636,250)	(7,554,452)	(701,132)
Less: cumulative preferred dividends	-	(458,342)	(323,157)
Less: deemed dividend on warrant extension	1,891,382	-	-
Net loss applicable to common shareholders	$ (12,527,632)	$ (8,012,794)	$ (1,024,289)
Basic weighted average shares outstanding	5,122,245	2,111,351	250,000
Net loss applicable to common shareholders for the period per share: basic and diluted	$ (2.45)	$ (3.80)	$(4.10)

Balance Sheet Data

December 31,
	2006	2005 (restated) (1)
Total assets	$ 10,115,603	$ 16,032,736
Current Liabilities	$ 4,632,684	$ 2,793,111
Long-term obligations, less current portion	$ 111,096	$ 78,642
Total shareholders’ equity	$ 5,371,823	$ 13,160,983
(1) See Notes to Consolidated Financial Statements – “Note 2 – Restatement of 2005 Financial Statements

Quarterly Unaudited Financial Statements

2006	First	Second	Third	Fourth	Total
	(restated)(2)	(restated)(2)	(restated)(2)
Revenue	$ 452,735	$ 475,517	$ 381,644	$ 418,143	$ 1,728,039
Net loss for the period	$ (1,009,353)	$ (850,818)	$(2,761,970)	$ (6,014,109)	$(10,636,250)
Net loss applicable to common stockholders	$ (1,562,199)	$ (850,818)	$(2,761,970)	$ (7,352,645)	$(12,527,632)
Net loss per share—basic and diluted	$(0.31)	$(0.18)	$(0.54)	$(1.42)	$(2.45)

2005	First	Second	Third	Fourth	Total
			(restated)(1)	(restated)(1)	(restated)(1)
Revenue	$ 73,323	$ 50,320	$ 334,653	$ 289,625	$ 747,921
Net loss for the period	$ (217,335)	$ (467,461)	$ (1,688,909)	$ (5,180,747)	$ (7,554,452)
Net loss applicable to common stockholders	$ (410,732)	$ (662,461)	$ (1,758,854)	$ (5,180,747)	$ (8,012,794)
Net loss per share—basic and diluted	$(1.64)	$(2.65)	$(0.59)	$(1.08)	$(3.80)

2004	First	Second	Third	Fourth	Total
Revenue	-	-	$ 5,543	$ 59,087	$ 64,630
Net loss for the period	-	-	$ (73,980)	$ (627,152)	$ (701,132)
Net loss applicable to common stockholders	-	-	$ (200,536)	$ (823,753)	$ (1,024,289)
Net loss per share—basic and diluted	-	-	$(0.80)	$(3.30)	$(4.10)

(1)

See Notes to Consolidated Financial Statements – “Note 2 – Restatement of 2005 Financial Statements.

(2)

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Restatement of 2005 Financial Statements and Unaudited Interim Financial Statements”.

Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following Management’s Discussion and Analysis of financial results as provided by the management of JMG Exploration, Inc. (“JMG”) should be read in conjunction with the audited consolidated financial statements and notes for the years ended December 31, 2006 and 2005 and the period from incorporation July 16, 2004 to December 31, 2004. This commentary is based upon information available to April 30, 2007.

Forward-Looking Statements

This report includes forward-looking statements. All statements other than statements of historical facts contained herein, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions as described in “Risk Factors.”

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

Statements relating to “reserves” are deemed to be forward-looking statements, as they involve the implied assessment, based on certain estimates and assumptions, that the reserves described can be profitably produced in the future. Readers are cautioned that the foregoing lists of factors are not exhaustive. The forward-looking statements contained in this Form 10-K are made as of the date hereof and the Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except in accordance with applicable securities laws. The forward-looking statements contained in this Form 10-K are expressly qualified by this cautionary statement.

Finally, in the presentation of the Form 10-K, JMG uses terms that are universally applied in analyzing corporate performance within the oil and gas industry for which regulators require that we provide disclaimers.

Barrel of Oil Equivalent (BOE) – The oil and gas industry commonly expresses production volumes and reserves on a “barrel of oil equivalent” basis (“BOE”) whereby natural gas volumes are converted at the ratio of six thousand cubic feet to one barrel of oil. The intention is to sum oil and natural gas measurement units into one basis for improved analysis of results and comparisons with other industry participants. Throughout this Form 10-K, JMG has used the 6:1 BOE measure which is the approximate energy equivalency of the two commodities at the burner tip. BOE does not represent a value equivalency at the plant gate, which is where JMG sells its production volumes, and therefore may be a misleading measure if used in isolation.

Overview

In August 2004, we completed two private placements totaling $8.8 million, issuing 250,000 shares of common stock and 1,950,000 shares of convertible preferred stock, and commenced exploration activities. Upon the closing of the initial public offering on August 3, 2005, the Company issued 2,185,000 shares of common stock at a price of $5.00 and 2,185,000 warrants at a price of $0.10 for gross proceeds of $11,143,500. The warrants associated with the initial public offering are exercisable at $5.00, until one year from the statement of registration, and have been extended through January 15, 2008. The Company trades on the Archipelago Exchange under the symbols JMG (common stock) and JMG+ (stock warrants).

During 2005, we made direct property acquisitions and commenced developing the oil and natural gas properties of others under arrangements in which we financed the cost of exploration drilling in exchange for interests in the oil or natural gas revenue generated by the properties. Such arrangements are commonly referred to as farm-ins to us, or farm-outs by the property owners to us.

In 2006 we continued drilling for oil and natural gas. We drilled eight horizontal oil wells in the Midale in North Dakota and four vertical gas wells in the Pinedale area of Wyoming.

Results of operations

Revenue. Our revenue is dependent upon success in finding and developing oil and natural gas reserves. In 2005, we only produced and earned oil revenue. Our ownership interest in the production from these properties is measured in BOE per day, a term that encompasses both oil and natural gas production. Revenues were $1,719,075 and $627,460 for the years ended December 31, 2006 and 2005. The $1,091,615 increase in revenue for 2006 is due to the full year of production of the wells drilled in 2005 and the additional production from the wells drilled in 2006. In 2005 revenue related to production sales from two Bakken exploratory wells and one Midale exploratory well in North Dakota together with revenue from two non-operated wells in Wyoming.

Critical to our revenue stream is the market price for crude oil. Commodity benchmark prices for crude oil is as follows:

December 31,	2006	2005	2004
West Texas Intermediate grade crude oil, per barrel	$ 61.05	$ 59.78	$ 41.10

We may use derivative financial instruments when we deem them appropriate to hedge exposure to changes in the price of crude oil, fluctuations in interest rates and foreign currency exchange rates. JMG currently does not have any financial derivative contracts or fixed price contracts in place.

Interest income. Interest for the years ending December 31, 2006 and 2005, and the period from incorporation to December 31, 2004 respectively was $8,964,  $120,461 and $64,630. Interest income is from temporary investment of operating cash. The decline in 2006 is due to lower cash balances due to increased drilling activity.

General and administrative expense. General and administrative expense relates to compensation and overhead for executive officers and fees for general operational and administrative services. We have contracted out all field personnel and equipment necessary for exploration activities, and for related administrative functions. For the years ending December 31, 2006 and 2005, and the period from incorporation to December 31, 2004, general and administrative expenses were $3,587,953, $1,847,301 and $286,060, respectively. Expenses consist principally of salaries, consulting fees and office costs relating to the preparation and planning of our exploratory wells that commenced drilling this year, and planning for future drilling activities, and normally fluctuate according to development activity.  The increase in general and administrative expense of $1,740,652 and $1,561,241 for the years ending December 31, 2006 and 2005 was principally due to stock based compensation expense.

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

Stock-based  compensation expense for the years ended December 31, 2006 and 2005 was as $1,993,629 and $78,589. The increase in stock-based compensation expense for 2006 was due to the continued amortization of prior year options issuance and the issuance of stock options in 2006. On July 1, 2006, 380,000 options were issued to management and directors. The options were fully vested and exercisable at $10.75 per share. On December 4, 2006, 315,000 options were issued to management and directors. The options were fully vested and exercisable at $2.00 per share. The stock based compensation expense for 2005 resulted from the expensing of the stock options for consultants on straight-line basis using the Black-Scholes option-pricing model. There was no stock based compensation for  the period from incorporation to December 31, 2004.

Production expense. Production costs include operating costs associated with field activities and geophysical and geological expense. Under the successful-efforts method, costs such as geological and geophysical, exploratory dry holes and delay rentals are expensed as incurred. Production expenses for the years ended December 31, 2006 and 2005 were $475,246 and $189,598. The Increase of $285,648 is due to normal fluctuations in operating activities. There were no productions expenses for the period from incorporation to December 31, 2004.

Geophysical and geological expense. Geophysical and geological expense for the years ended December 31, 2006 and 2005, and for the period ended December 31, 2004 were $0, $256,484, and $0, respectively. Under the successful-efforts method, costs such as geological and geophysical, exploratory dry holes and delay rentals are expensed as incurred. The costs in 2005 related to the expensing of acquisition costs of seismic data as well as the expensing of land deposits, which had expired. No such expenditures were incurred in 2004 or 2006.

 Depletion, depreciation and impairment. Depletion, depreciation and impairment expense was $8,021,500 and $6,005,605 for the years ended December 31, 2006 and 2005. The increase of $2,015,895 was due to the depletion recorded in the current year and impairment charges for property under development. Depletion was recorded in the third and fourth quarters of 2005 upon commencement of production.

For the years ended December 31, 2006 and 2005, depletion expense included impairment charges of $4,863,820 and $3,514,799, respectively, principally related to properties located in Wyoming and North Dakota. This impairment is a result of unsuccessful work programs and production evaluation work performed during these periods.

Depletion and depreciation expense for the period from incorporation to December 31, 2004 was $479,702.  This expense is principally attributable to a $472,172 impairment provision related to the Cut Bank prospect located in Montana.  This impairment is a result of work programs and production evaluation work performed during 2004 on the Cut Bank property that resulted in no commercial quantities of oil.  We have abandoned all planned activities in this prospect.

Interest expense.  Interest expense of $271,207 for the year ended December 31, 2006 was principally due to a promissory note was issued to an unrelated third party for a total of $1,500,000 on February 8, 2006. The terms of the note called for interest calculated at 12% per annum payable on a monthly basis. The note was paid in full in February 2007. There was no interest bearing indebtedness in 2005 or 2004.

Accretion expense. As at December 31, 2006, the estimated present value of the Company’s asset retirement obligation was $99,327 based on estimated future cash requirements of $111,096, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $8,384 and $3,385 was recorded for the years ended December 31, 2006 and 2005.  There was no accretion expense for the period from incorporation to December 31, 2004.

Preferred dividend. In August 2004, we issued 1,950,000 shares of preferred stock which pay a 10% annual dividend on a quarterly basis. In August 2005, all holders of our preferred stock converted to common stock following the effectiveness of our registration statement. Dividends were paid up to the date of conversion. The cumulated preferred dividends for the year ended December 31, 2005 and for the period from incorporation to December 31, 2004 were $458,342 and $323,157, respectively.

Income taxes. Due to the operating loss, the company did not pay any income taxes in the year ended December 31, 2006 and 2005, and for the period from incorporation to December 31, 2004. Due to the valuation allowance against its deferred tax asset, the Company also did not record any deferred tax benefits.

Reserves

As of December 31, 2006, the Company’s reserves were evaluated by independent engineers: McDaniel & Associates Consultants Ltd ,and DeGolyer and MacNaughton Canada, Ltd.

All of the Corporation’s properties, reserves and production are located in the United States in North Dakota and Wyoming. All dollar amounts in this Statement are in the currency of the United States. The Corporation’s reserves consist of natural gas and light crude oil.

Constant Prices and Costs

The following tables detail the net reserves of the Company as of December 31, 2006 using constant prices and costs, and the aggregate net present value of future net revenue attributable to the reserves estimated using constant prices and costs, calculated using a discount rate of 10%.

Reserves Category	Natural Gas (bbl)	Light Crude Oil Net (bbl)
Proved :
Developed Producing	165,800	28,800
Developed Non-Producing	-	-
Total Proved	165,800	28,800

Net Present Values of Future Net Revenues
Constant Prices and Costs

Reserves Category - Before Income Taxes Discounted at (10%/ a year)	Natural Gas (bbl)	Light Crude Oil Net (bbl)
Proved:
Developed Producing	$ 430,300	$ 937,500
Developed Non-Producing	-	-
Total Proved	$ 430,300	$ 937,500

The following table summarizes the Corporation’s interests in oil wells as of December 31, 2006:

Producing and Non-producing Wells

	North Dakota		Wyoming		Total
	Gross	Net	Gross	Net	Gross	Net
Oil Wells:
Producing	5	1.4	-	-	5	1.4
Non-Producing	-	-	-	-	-	-
Gas Wells:
Producing	-	-	2	0.5	2	0.5
Non-Producing	-	-	-	-	-	-

Capital Expenditures

Capital expenditures for the years ended December 31, 2006 and 2005, and the period from incorporation July 16, 2004 to December 31, 2004 were as follows:

For the	Periods ended December 31,
	2006	2005	2004
Property Acquisitions	$ 249,186	$ 5,719,929	$ 136,760
Drilling Exploration	2,715,174	11,302,720	1,916,617
Other Assets	0	106,835	120,482
Reclassification of capital accrual	0	(1,210,809)	(202,660)
	$ 2,964,360	$ 15,918,765	$ 1,971,199

Liquidity and capital resources

Cash flows and capital expenditures

At December 31, 2006, we had $567,426 in cash and cash equivalents. Since our incorporation, we have financed our operating cash flow needs through private and public offerings of equity securities.

In August 2004, we completed two private placements totaling $8.8 million, issuing 250,000 shares of common stock and 1,950,000 shares of convertible preferred stock, and commenced exploration activities. Upon the closing of our initial public offering on August 3, 2005, the Company issued 2,185,000 shares of common stock at a price of $5.00 and 2,185,000 warrants at a price of $0.10 for gross proceeds of $11,143,500.

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

Warrant summary as of December 31, 2006	Number of warrants outstanding	Exercise price	Maximum proceeds	Expiration Date
Warrants issued in the preferred stock private placement	369,249	$6.00	2,215,494	01/15/2008
Warrants issued upon conversion of preferred stock	1,739,500	$4.25	7,392,875	01/15/2008
Warrants issued our initial public offering	1,764,602	$5.00	8,823,010	01/15/2008
Warrants issued to our underwriters	190,000	$7.00	1,330,000	08/03/2010
Total	4,063,351	various	19,761,379	various

On February 24, 2006 the Company extended the expiration dates of its outstanding warrants to January 15, 2007. A total of 375,187 $6.00 warrants and 1,739,500 $4.25 warrants were to expire on December 31, 2006, and 1,854,235 $5.00 warrants were to expire on August 24, 2006. A deemed dividend of $552,846 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model.

On December 4, 2006 the Company extended the expiration dates of its outstanding warrants to January 15, 2008. A total of 369,249 $6.00 warrants, 1,739,500 $4.25 warrants, and 1,764,602 $5.00 warrants were to expire on January 15, 2007. A deemed dividend of $1,891,382 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model.

As of December 31, 2006, we had an accumulated deficit of $21,564,715 and have insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. If additional capital is not available, JMG will explore a range of strategic alternatives, including a possible sale or merger with another party.

Cash flow used in operations. Cash utilized by operating activities was $368,460 for the year ended December 31, 2006. The use of cash was principally attributable to the net loss for the year of $10,636,250. The cash flow was further reduced by an increase in accounts receivable of $47,193, the decrease in prepaid expenses of $13,361, the gain on sale of property and equipment of $34,741 and the decrease in accounts payable and accrued liabilities of $799,920. These reductions in cash flow were offset by expenses that do not use cash: depletion, depreciation and accretion expense of $8,029,883, stock-based compensation of $1,993,629, and the increase in due to JED Oil Inc. of $1,139,493.

Cash utilized by operating activities was $1,599,751 for the year ended December 31, 2005. The use of cash was principally attributable to the net loss for the year ended December 31, 2005 of $7,554,452. The cash flow was further reduced by the increase in accounts receivable of $508,601 offset by the reduction in prepaid expenses and deposits of $70,186. In addition, an increase in accounts payable of $382,917 for the twelve month period ending December 31,2005 resulted in a positive impact in cash flow used in operations. The depreciation and depletion and accretion were $6,008,990 for the twelve-month period ending December 31, 2005. The stock-based compensation was $78,589 for the period ending December 31, 2005. Cash flow decreased due to the reduction in Due to Related Party by $4,164 for the twelve-month period ended December 31, 2005 and in Due to JED Oil by $89,899 for twelve-month period ending December 31, 2005.

Cash utilized in operating activities was $108,547 for the period from incorporation to December 31, 2004. The use of cash was attributable to the net loss for the period of $701,132, increased by prepaid expenses of $104,887 and accrued interest of $39,205, and reduced by accounts payable of $82,780, due to JED Oil of $174,195, and depreciation and depletion of $479,702 which did not use cash. The increase in prepaid expenses principally represents deferred costs regarding the Company’s stock offering that will be offset against proceeds.

 Cash flow used in investing activities. Cash utilized in investing activities for the year ended December 31, 2006 was $2,568,540 and was principally attributable to $2,964,360 in property and equipment purchased for our exploration prospects

Cash utilized in investing activities for the year ended December 31, 2005 was $14,957,516 and was principally attributable to $15,918,765 in property and equipment purchased for our exploration prospects

 Cash utilized in investing activities was $3,521,199 for the period from incorporation to December 31, 2004 and was partially attributable to $1,971,199 in property and equipment purchased principally for the Hooligan Draw prospect of $1,385,228, the Cut Bank prospect of $472,172 and the Fiddler Creek prospect of $113,799.  In conjunction with the execution of an exploration and development agreement, in November 2004 we loaned Fellows Energy $1,500,000, with interest at a rate of 18% per annum, and a fixed and specific charge on all the assets provided as collateral.  The promissory note was due and payable in two installments: the first installment of $750,000 plus accrued interest was received February 2005, and the second, for the remaining balance and all accrued and unpaid interest thereon, was due April 30, 2005. The first installment has been paid, including accrued interest to date. In May 2005, we accepted the remaining 50% working interest in the contracted lands we did not already own as payment in full on the final installment of the note due from Fellows Energy, including accrued interest to date. We granted Fellows an option through June 30, 2005 to reacquire an undivided 50% interest in the exploration and development lands for $391,249. The option was exercised on June 28, 2005. Cash used for investing activities also includes $50,000 paid for drilling deposits.

Cash flow used in financing activities. Cash provided by financing activities was $2,369,249 for the year ended December 31, 2006. This increase was attributable to proceeds from a short-term promissory note of $1,500,000, proceeds from the exercise of stock options of $201,956 and proceeds from the exercise of warrants of $667,293.

Cash provided by financing activities was $12,670,129 for the year ended December 31, 2005 this was attributable to the initial public offering and the payment of preferred dividends during the period. We realized net proceeds of $10,282,246 from the initial public offering. Further warrants were exercised during the period for $3,042,828 and share issue costs were $861,254. Cash flow for financing was further offset by $654,945 in preferred dividend payments for the twelve-month period ended December 31, 2005.

Cash provided by financing activities was $8,670,546 for the period from incorporation on July 16, 2004 to December 31, 2004 and was attributable to two private placements completed in 2004. We realized $1,000,000 from the sale of common stock to JED.  We realized $7,797,100 from the sale of 1,950,000 units consisting of preferred stock and warrants.  These sources of financing were offset by $126,554 in preferred dividends paid during the period.  A total of $323,157 in dividends was due for the period of which $196,603 were unpaid as of December 31, 2004.

Restatement of 2005 Financial Statements and Unaudited Interim Financial Statements

The 2005 financial statements and the unaudited financial statements for the fourth quarter of 2005 and the first three quarters of 2006 have been restated due changes to depletion and impairment calculations. The Company’s calculation of depreciation, depletion and amortization in 2005 was incorrect because of a clerical error which resulted in depletion being calculated with respect to proved and probable reserves instead of proved reserves. The incorrect depletion also had an impact on the measurement of the impairment charge for the period. The net affect of the adjustment to depletion and impairment totaled $1,740,443 as of December 31, 2005.

The unaudited financial statement for the first three quarters of 2006 have also been restated to reflect deemed dividends resulting from the extension of warrant expiration dates. On February 24, 2006 the Company extended the expiration dates of its outstanding warrants to January 15, 2007. A total of 375,187 $6.00 warrants and 1,739,500 $4.25 warrants were to expire on December 31, 2006, and 1,854,235 $5.00 warrants were to expire on August 24, 2006. A deemed dividend of $552,846 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model and was not reflected in the 2006 unaudited quarterly financial statements.

The effects of the depletion and impairment restatement on expenses, net loss for the period, net loss applicable to common shareholders, and basic and diluted earnings per share as of and for the year ended December 31, 2005 are as follows:

For the Twelve month period ended December 31, 2005
	As Originally Reported	Restatement Adjustments	As Restated
Expenses	$ 6,561,930	$ 1,740,443	$ 8,302,373
Net loss for the period	$ (5,814,009)	$ (1,740,443)	$ (7,554,452)
Net loss applicable to common shareholders	$ (6,272,351)	$ (1,740,443)	$ (8,012,794)
Net loss for the period per share: basic and diluted	$ (2.97)	$ (0.83)	$ (3.80)

The effects of the depletion and impairment restatement on property and equipment, total assets, accumulated deficit and shareholders’ equity as of December 31, 2005 are as follows.

December 31, 2005
	As Originally Reported	Restatement Adjustments	As Restated
Property and equipment	$ 15,073,039	$ (1,740,443)	$ 13,332,596
Total assets	$ 17,773,179	$ (1,740,443)	$ 16,032,736
Accumulated deficit	$ (7,296,640)	$ (1,740,443)	$ (9,037,083)
Shareholders’ equity	$ 14,901,426	$ (1,740,443)	$ 13,160,983

September 30, 2005 Unaudited Financial Statements

The effects of the depletion and impairment restatement on expenses, net loss for the period, net loss applicable to common shareholders, and basic and diluted earnings per share as of and for the unaudited quarter ended September 30, 2005 are as follows:

	For the three month period ended September 30, 2005			For the nine month period ended September 30, 2005
	As Originally Reported	Restatement Adjustments	As Restated	As Originally Reported	Restatement Adjustments	As Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses	$ 1,029,240	$ 994,322	$ 2,023,562	$ 1,837,679	$ 994,322	$ 2,832,001
Net loss for the period	$ (694,587)	$ (994,322)	$ (1,688,909)	$ (1,379,383)	$ (994,322)	$ (2,373,705)
Net loss applicable to common shareholders	$ (764,532)	$ (994,322)	$ (1,758,854)	$ (1,837,725)	$ (994,322)	$ (2,832,047)
Net loss for the period per share: basic and diluted	$(0.26)	$(0.33)	$(0.59)	$(1.57)	$(0.85)	$(2.42)

The effects of the depletion and impairment restatement on property and equipment, total assets, accumulated deficit and shareholders’ equity as of  September 30, 2005 are as follows.

September 30, 2005
	As Originally Reported	Restatement Adjustments	As Restated
Property and equipment	$ 15,961,207	$ (994,322)	$ 14,966,885
Total assets	$ 21,053,856	$ (994,322)	$ 20,059,534
Accumulated deficit	$ (2,862,014)	$ (994,322)	$ (3,856,336)
Shareholders’ equity	$ 17,747,160	$ (994,322)	$ 16,752,838

March 31, 2006 Unaudited Financial Statements

The effects of the depletion and impairment restatement of $801,396 and the warrant deemed dividend of $552,846 on expenses, net loss for the period, net loss applicable to common shareholders, and basic and diluted earnings per share for the three month period ended March 31, 2006 are as follows:

For the three month period ended March 31, 2006
	As Originally Reported	Restatement Adjustments	As Restated
	(unaudited)	(unaudited)	(unaudited)
Expenses	$ 660,692	$ 801,396	$ 1,462,088
Net loss for the period	$ (207,957)	$ (801,396)	$ (1,009,353)
Net loss applicable to common shareholders	$ (207,957)	$ (1,354,242)	$ (1,562,199)
Net loss for the period per share: basic and diluted	$(0.04)	$(0.27)	$(0.31)

The effects of the depletion and impairment restatement of $801,396 and the warrant deemed dividend of $552,846 on property and equipment, total assets, accumulated deficit and shareholders’ equity as of  March 31, 2006 are as follows.

March 31, 2006
	As Originally Reported	Restatement Adjustments	As Restated
Property and equipment	$ 15,779,130	$ (801,396)	$ 14,977,734
Total assets	$ 19,114,716	$ (801,396)	$ 18,313,320
Accumulated deficit	$ (6,743,785)	$ (1,354,242)	$ (8,098,027)
Shareholders’ equity	$ 15,118,219	$ (801,396)	$ 14,316,823

June 30, 2006 Unaudited Financial Statements

The effects of the depletion restatement of $650,604 and $1,452,000 and the warrant deemed dividend of $0 and $552,846 on expenses, net loss for the period, net loss applicable to common shareholders, and basic and diluted earnings per share for the three and six month periods ended June 30, 2006, respectively, are as follows:

	For the three month period ended June 30, 2006			For the six month period ended June 30, 2006
	As Originally Reported	Restatement Adjustments	As Restated	As Originally Reported	Restatement Adjustments	As Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses	$ 675,731	$ 650,604	$ 1,326,335	$ 1,336,423	$ 1,452,000	$2,788,423
Net loss for the period	$ (200,214)	$ (650,604)	$ (850,818)	$ (408,171)	$ (1,452,000)	$ (1,860,171)
Net loss applicable to common shareholders	$ (200,214)	$ (650,604)	$ (850,818)	$ (408,171)	$ (2,004,846)	$ (2,413,017)
Net loss for the period per share: basic and diluted	$(0.04)	$(0.14)	$(0.18)	$(0.08)	$(0.39)	$(0.47)

The effects of the depletion and impairment restatement of $1,452,000, and the warrant deemed dividend of $552,846 on property and equipment, total assets, accumulated deficit and shareholders’ equity as of  June 30, 2006 are as follows.

June 30, 2006
	As Originally Reported	Restatement Adjustments	As Restated
Property and equipment	$ 15,477,913	$ (1,452,000)	$ 14,025,913
Total assets	$ 19,036,883	$ (1,452,000)	$ 17,584,883
Accumulated deficit	$ (7,722,532)	$ (2,004,846)	$ (9,727,378)
Shareholders’ equity	$ 15,006,547	$ (1,452,000)	$ 13,554,547

September 30, 2006 Unaudited Financial Statements

The effects of the depletion and impairment restatement of $450,887 and $1,902,887, and the warrant deemed dividend of $0 and $552,846 on expenses, net loss for the period, net loss applicable to common shareholders, and basic and diluted earnings per share for the three and nine month periods ended September 30, 2006, respectively, are as follows:

	For the three month period ended September 30, 2006			For the nine month period ended September 30, 2006
	As Originally Reported	Restatement Adjustments	As Restated	As Originally Reported	Restatement Adjustments	As Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses	$ 2,692,727	$ 450,877	$ 3,143,614	$ 4,029,150	$ 1,902,887	$ 5,932,037
Net loss for the period	$(2,311,083)	$ (450,877)	$(2,761,960)	$(2,719,254)	$(1,902,887)	$(4,622,141)
Net loss applicable to common shareholders	$(2,311,083)	$ (450,877)	$(2,761,960)	$(2,719,254)	$(2,455,733)	$(5,174,987)
Net loss for the period per share: basic and diluted	$(0.45)	$(0.09)	$(0.54)	$(0.53)	$(0.48)	$(1.01)

The effects of the depletion and impairment restatement of $1,902,887, and the warrant deemed dividend of $552,846 on property and equipment, total assets, accumulated deficit and shareholders’ equity as of  September 30, 2006 are as follows.

September 30, 2006
	As Originally Reported	Restatement Adjustments	As Restated
Property and equipment	$ 14,862,035	$ (1,902,887)	$ 12,959,148
Total assets	$ 17,956,150	$ (1,902,887)	$ 16,053,263
Accumulated deficit	$ (10,035,274)	$ (2,455,733)	$ (12,491,007)
Shareholders’ equity	$ 13,609,623	$ (1,902,887)	$ 11,706,736

Critical accounting estimates

In the preparation of the financial statements, it was necessary to make certain estimates that were critical to determining our assets, liabilities and net income. None of these estimates affect the determination of cash flow but do have a significant impact in the determination of net income. The most critical of these estimates is the reserves estimations and the resulting effect on various income statement and balance sheet measures.

JMG engaged independent engineering firms to evaluate 100% of our oil reserves and prepare reports thereon. Their reports were utilized in the calculations of depletion and depreciation expense. The estimation of the reserve volumes and future net revenues set out in the report is complex and subject to uncertainties and interpretations. Judgments are based upon engineering data, projected future rates of production, forecasts of commodity prices, and the timing of future expenditures. Inevitably the estimates of reserve volumes and future net revenues will vary over time as new data becomes available and estimates of future net revenues do not represent fair market value.

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

JED paid on behalf of the Company a total of $511,047, $442,667, and $1,093,552 for the years ended December 31, 2006 and 2005, and for the period from incorporation to December 31, 2006, respectively, for general and administrative services and capital related expenditures.

In consideration for the assignment of JED’s interests in certain oil and gas properties, JED charged the Company for drilling and other costs related to those properties in the amount of $5,304,119, $85,085 and $6,856,216 respectively for the years ended December 31, 2006 and 2005, and for the period from incorporation to December 31, 2006.

All amounts are due and payable on receipt, as of December 31, 2006, $1,426,449 (2005 - $286,956) was due and payable. The amount was paid in full in early 2007.

General and administrative expenses for the years ended December 31, 2005 include $46,180 paid to the previous Chief Financial Officer of the Company for consulting services related to the preparation of the Company’s registration statement. There were no such payments for the year ended December 31, 2006.

Recent accounting pronouncements

The Company adopted SFAS No. 123R on January 1, 2006 (see “Stock Based Compensation”).

On December 16, 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, An Amendment of APB Opinion No. 29, Accounting For Nonmonetary Transactions. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 became effective for nonmonetary asset exchanges beginning in the second quarter of 2006. Our adoption of SFAS No. 153 has not had a material effect on our consolidated financial position, results of operations or cash flows.

On June 7, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, A Replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes In Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 became effective for accounting changes made in fiscal years beginning after December 15, 2005. However, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. Our adoption of SFAS No. 154 has not had a material effect on our consolidated financial position, results of operations or cash flows.

On June 29, 2005, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 05-06, Determining the Amortization Period For Leasehold Improvements. Issue No. 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease shall be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of EITF Issue No. 05-06 became effective on a prospective basis for leasehold improvements purchased or acquired beginning in the second quarter of 2006. The adoption of EITF Issue No. 05-06 has not had a material effect on our consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting For Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting For Derivative Instruments And Hedging Activities and SFAS No. 140, Accounting For The Impairment Or Disposal Of Long-Lived Assets. Specifically, SFAS No. 155 amends SFAS No. 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS No. 155 amends SFAS No. 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with early application allowed. We do not expect that the adoption of SFAS No. 155 will have a material effect on our results of operations or financial position.

In June 2006, the FASB issued Financial Interpretation No. 48, Accounting For Uncertainty in Income Taxes--An Interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters. These provisions are effective for us beginning in the first quarter of 2007. We currently are assessing the effect of this statement and currently do not believe that adoption will have a material effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission ("Commission") issued Staff Accounting Bulletin ("SAB") No. 108, Topic 1N, Financial Statements - Considering The Effects Of Prior Year Misstatements When Quantifying Misstatements In The Current Year Financial Statements. SAB No. 108 addresses how to quantify the effect of an error on the financial statements and requires a dual approach to compute the materiality of the misstatement. Specifically, the amount of the misstatement is to be computed using both the "rollover" (that is, the current year income statement perspective) and the "iron curtain" (that is, the year-end balance sheet perspective). SAB No. 108 is effective for all fiscal years ending after November 15, 2006. Accordingly, we adopted SAB No. 108 in the fourth quarter of 2006. The adoption of SAB No. 108 did not have a material effect on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. The required effective date of SFAS No. 157 is the first quarter of 2008. We currently are evaluating the effect this statement may have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities. SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense up front cost and fees associated with the item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. We currently are evaluating the effect that adoption of SFAS No. 159 would have on our financial condition or results of operations.

Outlook

As of December 31, 2006, we had an accumulated deficit of $21,564,715 and have insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. If additional capital is not available, JMG will explore a range of strategic alternatives, including a possible sale or merger with another party.

Subsequent events

On January 30, 2007, JMG completed the first closing of the sale of its oil and gas assets in North Dakota where it has been targeting the Bakken zone, for consideration of $5,078,500, subject to adjustment, to Samson Resources Company pursuant to a Purchase and Sale Agreement effective as of December 20, 2006, among JMG, JED Oil (USA) Inc. and Samson. The sales exclude the North Dakota lands where JMG has been developing its Midale play.

On April 27, 2007, JMG entered into a non-binding Letter of Intent with Iris Computers Ltd., a distributor of computer hardware and software in India, regarding a potential business combination. The transaction is subject to a 60 day due diligence period and provides for a No-Shop Period until June 26, 2007, during which period the parties have agreed not to enter into an agreement or consummate a transaction with any other party, which would preclude the consummation of the transaction. Although no assurance can be given that the parties can reach agreement and proceed to a closing, if the proposed business combination is completed, the current JMG shareholders, immediately post-closing, would own approximately 25% of the combined entities, without giving effect to JMG's outstanding options and warrants. JMG's oil and gas assets will not be included in this transaction and will be sold or merged separately for the benefit of shareholders of a future record date.

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

Interest Rate Risk. Interest rate risk will exist principally with respect to any future indebtedness that bears interest at floating rates. At December 31, 2006, we had no long-term indebtedness and do not contemplate utilizing indebtedness as a means of financing our exploration activities.

Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

JMG Exploration Inc.
Financial Statements

Page
Report of Hein & Associates LLP, Independent Registered Public Accounting Firm	F-1
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2006 and 2005.	F-3
Consolidated Statements of Operations for the years ended December 31, 2006 and 2005, and the period from the date of incorporation on July 16, 2004 to December 31, 2004.	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004, and the period from the date of incorporation on July 16, 2004 to December 31, 2004.	F-5
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005 and 2004, and the period from the date of incorporation on July 16, 2004 to December 31, 2004.	F-7
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2005 and 2004, and the period from the date of incorporation on July 16, 2004 to December 31, 2004.	F-8
Notes to Consolidated Financial Statements.	F-9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Controls And Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2006, management conducted an assessment of the effectiveness of the design and operation of the Company’s disclosure controls. Based on this assessment, management has determined that the Company’s disclosure controls as of December 31, 2005 were ineffective because of the material weakness discussed below.

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

A material weakness was identified during the audit of our December 31, 2006 financial statements. Our current auditors, Hein & Associates LLP, informed us of their concern that there was a lack of personnel with sufficient knowledge of US generally accepted accounting principles and SEC reporting requirements to ensure proper and timely evaluation of the Company’s activities and transactions. To mitigate this weakness, the Company engaged consultants to assist with the preparation of the financial statements and other accounting issues. The Company did not retain outside experts to review its disclosure controls and procedures or its internal controls and consequently, no reports or recommendations regarding our controls were requested or prepared.

 A material weakness was previously identified in the fourth quarter of 2005 when the Company was informed by our previous auditors, Ernst &Young LLP, of their concern relating to the ability of the Company’s accounting group to meet the Company’s ongoing reporting requirements. Specifically, the auditors felt JMG did not have sufficient staff with a knowledge of U.S. accounting principles and sufficiently trained staff to ensure appropriate internal controls existed. To mitigate this weakness, the Company engaged consultants to assist with the preparation of the financial statements and other accounting issues. We contracted with four individuals to increase our staffing and to assist with the preparation of the financial statements, the SEC reports and other accounting issues. The Company took additional actions to reduce or eliminate the weakness in internal controls by using alternate staff for the financial reporting process, by engaging in more regular and substantive communication with JED on accounting matters, by proactively accessing and reviewing transactions on a periodic basis directly within JMG’s accounting system, and by continuing to work with independent experts pertaining to disclosure matters.

The Company did not retain outside experts to review its disclosure controls and procedures or its internal controls and consequently, no reports or recommendations regarding our controls were requested or prepared.

By taking remedial actions through the hiring of consultants, management believes that the consolidated financial statements for all periods presented in this Form 10-K present fairly, in all material respects, our financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. The auditors conducted their audit on a substantive basis and did not rely on the Company’s internal controls.

Changes in Internal Control Over Financial Reporting

There was no change in JMG’s internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, JMG’s internal control over financial reporting.

Other Information

None.

PART III

Directors, Executive Officers and Corporate Governance

Our directors and executive officers are:

Name		Positions
Joseph W. Skeehan	52	Chief Executive Officer, President, and Director
Donald P. Wells	62	Chief Financial Officer
Reginald Greenslade	44	Chairman and Director
Thomas J. Jacobsen	71	Director
Reuben Sandler, Ph.D.	70	Director
Justin W. Yorke	39	Director

Joseph W. Skeehan. Mr. Skeehan has served as a director since August 2004 and as Chief Executive Officer and President since July 1, 2006. He has been the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. He has been a Certified Public Accountant since 1978 and received a Bachelor of Science degree from California Polytechnic State University, San Luis Obispo in 1976.

Donald Wells. Mr. Wells served as a director from July 2005 to January 2007 and as Chief Financial Officer since July 1, 1006. He is the Chief financial Officer of Wetzel’s Pretzels, LLC, a position held since 1997. Wetzel’s Pretzels LLC is a franchisor of fresh pretzel bakeries with approximately 200 stores in shopping malls across the United States. He also serves on the Boards of Directors for I Sold It, LLC and Biocomp, Inc. He has held the position of Chief financial Officer with four private manufacturing companies prior to his present position.

Reginald (Reg) J. Greenslade. Mr. Greenslade served as Chairman and Director since September 2005. Mr. Greenslade has also served as Chairman and Director of JED Oil since November 2003. He was President, Chief Executive Officer and Director of Enterra Trust from January 2005 until June 1, 2005 when he resigned as President and Chief Executive Officer, he served as Chairman of the Enterra Board until his resignation on March 31, 2006. He was a director of PASW Inc., a software development company, from February 2001 to July 2001. From 1995 until the formation of Enterra, Mr. Greenslade was the President, Chief Executive Officer and Director of Big Horn Resources Ltd. Prior to his position with Big Horn, Mr. Greenslade was with CS Resources Limited in the areas of exploitation engineering and project management from 1993 to 1995. Prior to 1993, Mr. Greenslade was employed by Saskatchewan Oil and Gas Corporation in the capacities of project management, production, and reservoir engineering. He has extensive experience with secondary recovery schemes and is recognized for his work in the specialized field of horizontal well technology. All the above companies were publicly traded in either the U.S., Canada, or both, during the periods indicated.

Thomas J. Jacobsen. Mr. Jacobsen has been our Chairman and a Director since August 2004; he resigned as Chairman in September 2005. He was the President and Chief Operating Officer of JED from September 2003 to November 2004 when he resigned as President and Chief Operating Officer and assumed the position of Chief Executive Officer. He has been a Director of JED since September 2003. Mr. Jacobsen joined Westlinks Resources Ltd., a predecessor of Enterra, as a director in February 1999, and was appointed Executive Vice President, Operations in October 1999. In October 2000, he resigned from this position and was appointed Vice Chairman of the Board of Directors. Mr. Jacobsen became Enterra’s Chief Operating Officer in February 2002 and served in that position until November 2003. Mr. Jacobsen has more than 40 years experience in the oil and gas industry in Alberta and Saskatchewan including serving as President, Chief Operating Officer and a director of Empire Petroleum Corporation from

June 2001 to April 2002, President and Chief Executive Officer of Niaski Environmental Inc. from November 1996 to February, 1999, President and Chief Executive Officer of International Pedco Energy Corporation from September 1993 to February 1996, and President of International Colin Energy Corporation from October 1987 to June 1993. Mr. Jacobsen served as a director of Rimron Resources Inc., formerly Niaski Environmental Inc. from February 1, 1997 to April 1, 2003. Niaski’s proposal to its creditors under the Bankruptcy and Insolvency Act (Canada) was accepted in April 2000 and Niaski was discharged in May 2001.

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

Justin W. Yorke.  Mr. Yorke was appointed to our Board of Directors in January 2007 and has been a Director of JED since November 2005. Mr. Yorke has over 10 years experience as an institutional equity fund manager and senior financial analyst for investment funds and investment banks. He currently is a Director at Dunes Advisors, which assists international and domestic middle market companies in private equity fund raising and joint venture partnerships with Asian strategic investors. Until December 2001, Mr. Yorke was a partner at Asiatic Investment Management, which specialized in public and private investments in South Korea. From May 1998 to June 2000, Mr. Yorke was a Fund Manager and Senior Financial Analyst, based in Hong Kong, for Darier Henstch, S.A., a private Swiss bank, where he managed their $400 million Asian investment portfolio. From July 1996 to March 1998, Mr. Yorke was an Assistant Director and Senior Financial Analyst with Peregrine Asset Management, which was a unit of Peregrine Securities, a regional Asian investment bank. From August 1992 to March 1995, Mr. Yorke was a Vice President and Senior Financial Analyst with Unifund Global Ltd., a private Swiss Bank, as a manager of its $150 million Asian investment portfolio.

Board of Directors

Our board of directors is comprised of five directors. Our directors serve one year terms, or until an earlier resignation, death or removal, or their successors are elected. There are no family relationships among any of our directors or officers.

Committees of the Board of Directors

The charters of each of the following committees are available at www.jedoil.com/JMG. We will provide such charters in print, free of charge, to any investor who requests it by writing to: 180 South Lake Ave., Seventh Floor, Pasadena, CA 91101.

Audit committee

Our audit committee consists of Mr. Yorke, committee chairman and designated financial expert, Mr. Greenslade and Dr. Sandler. All members of our audit committee meet the independence standards for directors as set forth in the NYSE Arca Equities Rules. The audit committee reviews in detail and recommends approval by the full board of directors of our annual and quarterly financial statements, recommends approval of the remuneration of our auditors to the full board, reviews the scope of the audit procedures and the final audit report with the auditors, and reviews our overall accounting practices and procedures and internal controls with the auditors.

Compensation committee

Our compensation committee consists of Dr. Sandler, committee chairman and Mr. Yorke, all of whom are independent directors. The compensation committee recommends approval to the full board of directors of the compensation of the Chief Executive Officer, the annual compensation budget for all other employees, bonuses, grants of stock options and any changes to our benefit plans.

Corporate Governance Committee

Our corporate governance committee consists of Dr. Sandler, the committee chairman, and Mr. Skeehan, Mr. Greenslade and Mr. Yorke. The corporate governance committee determines the scope and frequency of periodic reports to the board of directors concerning issues relating to overall financial reporting, disclosure and other communications with all stockholders. Further, the corporate governance committee recommends to the board of directors (i) criteria for the composition of the board including total size and the number or minimum number of unrelated directors, (ii) candidates to fill vacancies on the board which occur between annual meetings which result from either departures of directors or increases in the number of directors and (iii) a slate of directors for election at each annual meeting.

Special Committee

A special committee was established in December 2006 to explore strategic alternatives for the Company designed to maximize value for shareholders. Our special committee consists of Dr. Sandler, the committee chairman, and Mr. Skeehan, Mr. Greenslade and Mr. Yorke.

Code of Ethics

We have adopted a Code of Conduct effective January 1, 2005, which applies to all of our employees, consultants, officers and directors. It establishes standards of conduct for individuals and also individual standards of business conduct and ethics. In addition it sets out our policies in relation to our employees on such issues as discrimination, harassment, privacy, drugs, alcohol, tobacco and weapons. The Code of Conduct is available at www.jedoil.com/JMG. We will provide such Code of Conduct in print, free of charge, to any investor who requests it by writing to: 180 South Lake Ave., Seventh Floor, Pasadena, CA 91101.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2006, all officers, directors and greater than ten percent beneficial owners complied with the Section 16(a) filing requirements, except as follows:

Form	Director/Officer/10%	Owner	Due	Date of Filing
5	Joseph W. Skeehan	Officer/Director	02/14/2005	2/20/2007
5	Joseph W. Skeehan	Officer/Director	02/14/2006	2/20/2007
4	Joseph W. Skeehan	Officer/Director	07/05/2006	12/05/2006
5	Donald P. Wells	Officer/Director	02/14/2005	2/20/2007
5	Donald P. Wells	Officer/Director	02/14/2006	2/20/2007
4	Donald P. Wells	Officer/Director	07/05/2006	12/15/2006
4	Donald P. Wells	Officer/Director	12/08/2006	12/15/2006
5	Reginald Greenslade.	Director	02/14/2005	2/20/2007
5	Reginald Greenslade.	Director	02/14/2006	2/20/2007
4	Reginald Greenslade.	Director	07/05/2006	12/15/2006
4	Reginald Greenslade.	Director	12/08/2006	12/15/2006
5	Thomas J. Jacobsen	Director	02/14/2005	2/20/2007
5	Thomas J. Jacobsen	Director	02/14/2006	2/20/2007

4	Thomas J. Jacobsen	Director	07/05/2006	12/15/2006
4	Thomas J. Jacobsen	Director	12/08/2006	12/15/2006
5	Reuben Sandler, Ph.D.	Director	02/14/2005	2/20/2007
5	Reuben Sandler, Ph.D.	Director	02/14/2006	2/20/2007
4	Reuben Sandler, Ph.D.	Director	07/05/2006	12/15/2006
4	Reuben Sandler, Ph.D.	Director	12/08/2006	12/15/2006
4	Reuben Sandler, Ph.D.	Director	12/13/2006	12/15/2006
5	H. S. (Scobey) Hartley	Officer/Director	02/14/2005	2/20/2007
5	H. S. (Scobey) Hartley	Officer/Director	02/14/2006	2/20/2007
4	H. S. (Scobey) Hartley	Officer/Director	03/20/2006	05/05/2006
4	H. S. (Scobey) Hartley	Officer/Director	04/21/2006	05/05/2006
4	H. S. (Scobey) Hartley	Officer/Director	04/24/2006	05/05/2006
4	H. S. (Scobey) Hartley	Officer/Director	04/25/2006	05/05/2006
4	H. S. (Scobey) Hartley	Officer/Director	04/26/2006	05/05/2006
4	H. S. (Scobey) Hartley	Officer/Director	05/01/2006	05/05/2006
5	Joanne Finnerty	Officer	02/14/2005	2/20/2007
5	Joanne Finnerty	Officer	02/14/2006	2/20/2007
4	Joanne Finnerty	Officer	03/20/2006	05/05/2006
4	Joanne Finnerty	Officer	05/01/2006	05/05/2006
5	Ludwig Gierstorfer	Director	02/14/2005	2/21/2007
5	JED Oil Inc.	> 10% Owner	02/14/2005	2/21/2007
5	Frank Mason	> 10% Owner	02/14/2005	2/21/2007
5	Heller 2002 Trust	> 10% Owner	02/14/2005	outstanding
5	Heller 2002 Trust	> 10% Owner	02/14/2005	outstanding
5	2004 Kuhne Family Trust	> 10% Owner	02/14/2005	2/21/2007

Executive Compensation

Compensation Discussion and Analysis

The Compensation Committee has responsibility for reviewing and making recommendations to the Board of Directors with respect to the Company’s overall executive compensation policy, including such items as (i) the annual base salary, annual bonus, and annual and long-term equity-based or other incentives of each corporate officer, including the CEO; (ii) corporate goals and objectives relevant to each executive officer’s compensation, evaluate each executive officer's performance in light of those goals and objectives, and recommend each executive officer's compensation level based on this evaluation, which recommendation will be subject to approval by the full Board; and (iii) any other matter, such as severance agreements, change in control agreements, or special or supplemental executive benefits, within the Committee's authority.

The overall compensation policy, which is applicable to JMG executive officers, is to position the aggregate of the compensation components at a level commensurate with the Company’s size and performance relative to similar companies. The Compensation Committee seeks to make compensation decisions consistent with the long-term growth and performance objectives of the Company. The Compensation Committee implements its compensation policy in a manner designed to maximize shareholder benefit by aligning the interests of employees with the interests of shareholders through the award of stock options.

The Company’s executive compensation program currently consists primarily of salary and incentive awards in the form of stock options. The Compensation Committee believes that stock options awarded under the JMG equity compensation plan provide the most useful incentive to encourage executive officers to maximize productivity and efficiency because the value of such options relates to the Company’s stock price. Awards under the equity compensation plan have the effect of more closely aligning the interests of the Company’s employees with its shareholders, while at the same time offering an attractive vehicle for the recruitment, retention, and compensation of employees.

Summary Compensation and Grants

The following table provides a summary of annual compensation for our executive officers for the period from incorporation on January 1, 2005 to December 31, 2006. We do not have an employment agreement with either of our executive officers.

	Annual compensation				Total
Name and principal position	Year	Salary	Bonus	Option Grants (5)
H. S. (Scobey) Hartley, President, Chief Executive Officer, Director (1)	2006 2005	$ 127,200 $ 121,000	- -	- 31,722	$ 127,200 $ 152,722
Joseph W. Skeehan, President, Chief Executive Officer, Director (1)	2006 2005	$ 60,000 -	- -	99,314 42,296	$ 159,314 $ 42,296
Joanne R. Finnerty, Chief Financial Officer (2)	2006 2005	$ 66,294 $ 43,000	- -	- 31,722	$ 66,294 $ 74,722
David C. Ho, Chief Financial Officer (3)	2006 2005	$ 51,720 -	- -	19,593 -	$ 71,313 -
Donald P. Wells, Chief Financial Officer (4)	2006 2005	- -	- -	90,000 -	$ 99,314 -

(5)

Mr. Hartley died in June 2006. Mr. Skeehan became acting President and CEO on July 1, 2006

(2)

Ms. Finnerty commenced employment in July 2005 and resigned effective June 2006. for 2006 her compensation has been converted from Canadian dollars at an exchange rate of 86.1994:1.

(3)

Mr. Ho commenced employment on July 1, 2006 and resigned November 14, 2006. His compensation has been converted from Canadian dollars at an exchange rate of 86.1994:1. His options were cancelled upon his resignation.

(4)

Mr. Well commenced employment in November 2006. He was not compensated for his services until February 2007 and is now compensated at a rate of $6,000 per month.

(5)

All option grants were made pursuant to the equity compensation plan. The amount presented represents the amount recognizable for financial reporting purposes under Financial Accounting Standard (FAS) 123R.

Stock options granted during the most recently completed financial year

The following table discloses the grants of options to purchase or acquire shares of common stock to our executive officers during the period indicated. No options were exercised by our executive officers during the year ended December 31, 2006.

OPTION GRANT TABLE

(Options granted in fiscal year 2006)

	Grant date	Option awards: Number of securities underlying options (1)	Exercise price of option awards	Grant date fair value of option awards
Joseph W. Skeehan	7/1/2006	45,000	$10.75	$23,512
	12/4/2006	45,000	$2.00	$75,803
Donald P. Wells	7/1/2006	45,000	$10.75	$23,512
	12/4/2006	45,000	$2.00	$75,803
Reginald Greenslade.	7/1/2006	60,000	$10.75	$31,349
	12/4/2006	45,000	$2.00	$75,803
Thomas J. Jacobsen	7/1/2006	45,000	$10.75	$23,512
	12/4/2006	45,000	$2.00	$75,803
Reuben Sandler, Ph.D.	7/1/2006	45,000	$10.75	$23,512
	12/4/2006	45,000	$2.00	$75,803
Joanne R. Finnerty	n/a	-	-	-
David C. Ho	7/1/2006	37,500	$10.75	$19,593

(1)

The options reflected in the table are qualified stock options that are fully vested with the exception of Mr. Ho’s options which vest over a three year period.

(2)

The grant date fair value is computed in accordance with FAS 123R.

Outstanding Equity Awards at December 31, 2006

The following table sets forth the number and value of securities underlying options held as of December 31, 2006 by each named executive officer.

	Number of shares underlying unexercised options at December 31, 2005		Option exercise price	Option expiration date
	Exercisable	Unexercisable
H. S. (Scobey) Hartley	30,000	-	$5.00	7/1/2007
Joseph W. Skeehan	40,000	-	$5.00	4/6/2010
	45,000	-	$10.75	7/1/2011
	45,000	-	$2.00	12/4/2011
Donald P. Wells	30,000	-	$5.00	4/6/2010
	45,000	-	$10.75	7/1/2011
	45,000	-	$2.00	12/4/2011
Joanne R. Finnerty	-	-	-	-
David C. Ho	-	-	-	-

Compensation of Directors

Directors do not receive compensation for service on the board of directors. We reimburse our directors for their out-of-pocket costs, including travel and accommodations, relating to their attendance at any board of directors meeting. Directors are entitled to participate in our equity compensation plan.

Director compensation in 2006

	Fees earned or paid in cash	Option Awards	Total
Reginald Greenslade. (1)	n/a	$ 107,329	$ 107,329
Thomas J. Jacobsen (2)	n/a	$ 99,492	$ 99,492
Reuben Sandler, Ph.D. (3)	n/a	$ 99,492	$ 99,492

(1)

Mr. Greenslade received 60,000 stock options exercisable for $10.75 per share on July 1, 2006 and 45,000 stock options exercisable for $2.0 per share on December 4, 2006. The grant date fair value for each in accordance with FAS 123R is $0.52248 and $1.68845, respectively.

(2)

Mr. Jacobsen  received 45,000 stock options exercisable for $10.75 per share on July 1, 2006 and 45,000 stock options exercisable for $2.0 per share on December 4, 2006. The grant date fair value for each in accordance with FAS 123R is $0.52248 and $1.68845, respectively.

(3)

Dr. Sandler  received 45,000 stock options exercisable for $10.75 per share on July 1, 2006 and 45,000 stock options exercisable for $2.0 per share on December 4, 2006. The grant date fair value for each in accordance with FAS 123R is $0.52248 and $1.68845, respectively.

Equity compensation plan

Our board of directors and stockholders approved our equity compensation plan in August 2004. We have authorized a total of 10% of the number of shares outstanding for issuance under this plan. For the purposes of this calculation, the number of shares outstanding includes securities such as warrants. A total of 925,176 shares of common stock are authorized for grant of which 899,166 options have been granted under the plan to officers, directors, employees and consultants. Options issued to directors are fully vested upon date of grant and expire five years from the date of issuance.

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

Equity compensation plan information as of March 30 2007
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan	899,166	$6.38	26,010

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

          The following table sets forth information regarding beneficial ownership of our common stock as of March 30, 2007, by:

•

each of our executive officers and directors;

•

all executive officers and directors as a group; and

•

each person who is known by us to beneficially own more than 5% of our outstanding common stock.

As of March 30, 2007, there were 5,188,409 shares of common stock issued and outstanding. Shares of common stock not outstanding but deemed beneficially owned because an individual has the right to acquire the shares of common stock within 60 days, are treated as outstanding when determining the amount and percentage of common stock owned by that individual and by all directors and executive officers as a group. The address of each executive officer and director is 180 South Lake Ave., Seventh Floor, Pasadena, CA 91101. The address of other beneficial owners is set forth below.

Name of beneficial owner	Number of Shares beneficially owned		Percentage of shares outstanding
Executive officers and directors:
Joseph W. Skeehan	138,908	(1)	2.68%
Donald P. Wells	120,000	(2)	2.31%
Reginald Greenslade.	120,000	(3)	2.31%
Thomas J. Jacobsen	262,391	(4)	5.06%
Reuben Sandler, Ph.D.	176,625	(5)	3.39%
Justin W. Yorke	-		-
All executive officers and directors as a group (6 persons)	817,924		15.77%
Stockholders owning 5% or more:
Heller 2002 Trust Fred Heller, Trustee 1700 Coronet Drive Reno, Nevada 89509	1,069,358	(6)	19.4%
2004 Kuhne Family Trust Jay Kuhne, Trustee 79935 Double Eagle La Quinta, California 92253	506,250	(7)	9.5%
John P. McGrain 233 South Orange Grove Pasadena, CA 91105	476,562	(8)	8.92%

(1)

Includes 130,000 shares of common stock underlying stock options, 4,454 shares of common stock and 4,454 shares of common stock issuable upon the exercise of warrants at $5.00 per share.

(2)

Includes 120,000 shares of common stock underlying stock options.

(3)

Includes 120,000 shares of common stock underlying stock options.

(4)

Includes 120,000 shares of common stock underlying stock options, 69,633 shares of common stock, 57,133 shares of common stock issuable upon the exercise of warrants at $5.00 per share, 3,125 shares of common stock issuable upon the exercise of warrants at $6.00 per share and 12,500 shares of common stock issuable upon the exercise of warrants at $4.25 per share.

(5)

Includes 120,000 shares of common stock underlying stock options, 26,375 shares of common stock, 10,000 shares of common stock issuable upon the exercise of warrants at $5.00 per share, 6,250 shares of common stock issuable upon the exercise of warrants at $6.00 per share and 25,000 shares of common stock issuable upon the exercise of warrants at $4.25 per share.

(6)

Information based on Schedule 13D filed with the SEC on February 28, 2006. Includes 189,920 shares of common stock underlying warrants issuable upon the exercise at $5.00 per share and 225,000 shares of common stock issuable upon the exercise of warrants at $4.25.

(7)

Information based on Schedule 13D filed with the SEC on August 8, 2005. Includes 225,000 shares of common stock underlying warrants issuable upon the exercise at $4.25 per share and 56,250 shares of common stock issuable upon the exercise of warrants at $6.00. Jay Kuhne is the trustee for the Jay Kuhne Family Trust.

(8)

Includes 206,250 shares of common stock underlying warrants issuable upon the exercise at $4.25 per share and 51,562 shares of common stock issuable upon the exercise of warrants at $6.00.

Certain Relationships and Related Transactions, and Director Independence

This section describes the transactions we have engaged in with persons who were our directors or officers at the time of the transaction, and persons or entities known by us to be the beneficial owners of 5% or more of our common stock since our incorporation on July 16, 2004.

Business Relationships with JED and Enterra

Agreement of Business Principles

We terminated the 2nd Amended and Restated Agreement of Business Principles with JED and Enterra Energy Trust effective September 28, 2006. Under the agreement, effective August 1, 2004, JED and Enterra offered farm-outs to us of exploratory drilling prospects, and we offered farm-outs to JED of developed drilling prospects from Enterra and us. The agreement contemplated that we would pursue exploratory drilling, JED would pursue development drilling, and Enterra would pursue developed and producing assets. Under the agreement, if we accepted a farm-in, we would pay all of the exploration drilling costs and would earn 70%, or a mutually agreeable percentage, of the interest in the producing zones of the wells we drilled. Under our farm-outs to JED, JED agreed to pay all of the drilling costs and would earn 70%, or a mutually agreeable percentage, of our interest in the producing zones of the wells drilled under the farm-out. This arrangement provided us with the potential for a carried working interest in new wells for which we would have no costs.

We also agreed that Enterra had the right of first refusal to purchase our interests when we determine that we wish to sell. The agreement provided that the price for our interest was to be the same consideration as offered under a bona fide third party offer, or if there is no such offer, as determined by an independent engineering report prepared by a mutually agreeable independent engineering firm. These arrangements were designed to permit us to concentrate on our business plan of exploratory drilling, possibly provide a buyer for our interests as they are developed and possibly further development drilling in which we may be able to retain a reduced interest at no additional cost to us.

We believe the terms of the 2nd Amended and Restated Agreement of Business Principles were equivalent to those we could obtain from unaffiliated third parties. The agreement required independent engineering evaluations as a basis for the valuation of any purchase of a prospect.

Services Agreements

We entered into a Technical Services Agreement with JED effective January 1, 2004 under which JED provided us with all personnel, office space and equipment on an as needed basis. The agreement provided that JED bill us at its cost, including overhead allocation, for all management, operating, administrative and support services. These services included engineering, geological and geophysical analysis, joint venture land activities, drilling operations, well and facility operations, marketing, corporate and business management, planning and budgeting, finance and treasury functions, accounting functions (including general, production and revenue and joint venture accounting, financial reporting, regulatory filing and reporting, corporate and commodity tax, and internal and joint venture audit), payroll, purchasing, human resources, legal services, insurance and risk management, government and regulatory affairs, computer services and information management, administrative services and record keeping, office services and leasing. Total expenses incurred under this agreement during 2005 were $442,667.

The Technical Services Agreement was terminated and replaced by a Joint Services Agreement at January 1, 2006 and JED continues to provide these services to us. The Joint Services Agreement may be terminated by either party with 30 days notice.

Total expenses incurred under these agreements during 2006 and 2005 was $511,047 and $442,667, respectively.

Interpersonal Relationships with JED and Enterra

The senior officers and some of the directors of JED, Enterra and JMG have equity ownership in all three entities and hold the following executive positions and/or directorships:

•

Thomas J. Jacobsen is a director of JMG and is Chief Executive Officer and a director of JED.

•

Reg J. Greenslade is Chairman of the JMG board and is Chairman of JED board.

•

Justin W. Yorke is a Director of JED.

Proposed Merger with JED:

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

Principle Accounting Fees and Services

It is the policy of the Company for the Audit Committee to pre-approve all audit, tax and financial advisory services. All services rendered by Hein & Associates LLP were pre-approved by the audit committee in the year ended December 31, 2006. All services rendered by Ernst & Young LLP were pre-approved by the audit committee in the year ended December 31, 2005. The aggregate fees billed by Hein & Associates LLP and Ernst & Young LLP for professional services rendered for the audit of the Company’s financial statements and other services were as follows:

Year ended December 31,
	2006	2005
Audit fees	$ 125,000	$ 171,500
Audit related fees	-	$ 30,000
Tax fees	-	-
All other fees	-	-

PART IV

Exhibits and Financial Statement Schedules

Financial Statements

          The following financial statements of the registrant and the Reports of our Independent Registered Public Accounting Firm thereon are included herewith in Item 8 above.

Page
Report of Hein & Associates LLP, Independent Registered Public Accounting Firm	F-1
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2006 and 2005.	F-3
Consolidated Statements of Operations for the years ended December 31, 2006 and 2005, and the period from the date of incorporation on July 16, 2004 to December 31, 2004.	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004, and the period from the date of incorporation on July 16, 2004 to December 31, 2004.	F-5
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005 and 2004, and the period from the date of incorporation on July 16, 2004 to December 31, 2004.	F-7
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2005 and 2004, and the period from the date of incorporation on July 16, 2004 to December 31, 2004.	F-8
Notes to Consolidated Financial Statements.	F-9

Financial Statement Schedules

None

Exhibits

Number	Exhibit
2.1	Purchase and Sale Agreement between JED Oil (USA) Inc., JMG Exploration, Inc. and Samson Resources Company
3.1	Amended and Restated Articles of Incorporation of the registrant * (1)
3.2	By-laws of the registrant * (1)
3.3	Certificate of Designation of the Rights and Preferences of the Series A Convertible Preferred Stock
4.1	Specimen of Common stock Certificate * (1)
4.1	Form of Lockup Agreement – Officers and Directors * (1)
4.3	Form of $4.25 Warrant * (1)
4.4	Form of $6.00 Warrant * (1)
4.5	Form of $5.00 Warrant * (1)
4.6	Form of Underwriter’s Warrant Agreement (1)
10	Equity compensation plan * (1)
10.2	Hooligan Draw Farm-in Agreement* (1)
10.3	Cut Bank Farm-in Agreement* (1)
10.4	Fiddler Creek Farm-in Agreement * (1)
10.5	JED Oil Technical Services Agreement, as amended * (1)
10.6	2nd Amended and Restated Agreement of Business Principles with Enterra Energy Trust, JED Oil Inc. and JMG Exploration, Inc. * (1)

10.7	Fellows Energy Ltd. Exploration and Development and Conveyance Agreement * (1)
10.8	Fellows Energy Ltd. Promissory Note * (1)
10.9	Fellows Energy Ltd. General Security Agreement * (1)
10.10	Candak Farm-in Agreement * (1)
10.11	Myrtle Beach Farm-in Agreement * (1)
10.12	Bluffton Farm-in Agreement * (1)
10.13	Pinedale – Jonah Farm-in Agreement * (1)
10.14	Pinedale – Desert Mining, Inc. Agreement * (1)
10.15	Termination Agreement dated January 1, 2006 relating to JED Oil Technical Services Agreement, as amended (1)
10.16	Joint Services Agreement between JMG Exploration Inc. and JED Oil Inc. dated January 1, 2006 (2)
14.1	Code of Business Conduct* (2)
23.1	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Management contract

(3)

Incorporated by reference to the Company’s registration statement on Form SB-2 (333-120082)

(2)

Incorporated by reference to the Company’s Form 10-K for December 31, 2005.

(3)

Incorporated by reference to the Company’s Form 8-k filed February 5, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, JMG Exploration Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 16, 2007	JMG Exploration Inc.

	By:	/s/ Joseph W. Skeehan

Joseph W. Skeehan
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on May 16, 2007.

Signature	Title
/s/ Joseph W. Skeehan	Chief Executive Officer, President, and Director (principal executive officer)
Joseph W. Skeehan
/s/ Donald P. Wells	Chief Financial Officer (principal financial and accounting officer)
Donald P. Wells
/s/ Reginald Greenslade	Chairman and Director
Reginald Greenslade
/s/ Thomas J. Jacobsen	Director
Thomas J. Jacobsen
/s/ Reuben Sandler, Ph.D.	Director
Reuben Sandler, Ph.D.
/s/ Justin W. Yorke	Director
Justin W. Yorke

Exhibit Index

Number	Exhibit
2.1	Purchase and Sale Agreement between JED Oil (USA) Inc., JMG Exploration, Inc. and Samson Resources Company
3.1	Amended and Restated Articles of Incorporation of the registrant
3.2	By-laws of the registrant
3.3	Certificate of Designation of the Rights and Preferences of the Series A Convertible Preferred Stock
4.1	Specimen of Common stock Certificate
4.1	Form of Lockup Agreement – Officers and Directors
4.3	Form of $4.25 Warrant
4.4	Form of $6.00 Warrant
4.5	Form of $5.00 Warrant
4.6	Form of Underwriter’s Warrant Agreement
10	Equity compensation plan
10.2	Hooligan Draw Farm-in Agreement
10.3	Cut Bank Farm-in Agreement
10.4	Fiddler Creek Farm-in Agreement
10.5	JED Oil Technical Services Agreement, as amended
10.6	2nd Amended and Restated Agreement of Business Principles with Enterra Energy Trust, JED Oil Inc. and JMG Exploration, Inc.
10.7	Fellows Energy Ltd. Exploration and Development and Conveyance Agreement
10.8	Fellows Energy Ltd. Promissory Note
10.9	Fellows Energy Ltd. General Security Agreement
10.10	Candak Farm-in Agreement
10.11	Myrtle Beach Farm-in Agreement
10.12	Bluffton Farm-in Agreement
10.13	Pinedale – Jonah Farm-in Agreement
10.14	Pinedale – Desert Mining, Inc. Agreement
10.15	Termination Agreement dated January 1, 2006 relating to JED Oil Technical Services Agreement, as amended
10.16	Joint Services Agreement between JMG Exploration Inc. and JED Oil Inc. dated January 1, 2006
14.1	Code of Business Conduct
23.1	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

JMG Exploration, Inc.

Consolidated Financial Statements

December 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

May 16, 2007

To the Shareholders and Board of Directors

JMG Exploration, Inc.

Pasadena, California

We have audited the accompanying consolidated balance sheets of JMG Exploration, Inc.

as of December 31, 2006 , and the related consolidated statements of operations, cash flows, stockholders’ equity, and comprehensive loss for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMG Exploration, Inc. as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not realized a profit from operations since its incorporation on July 16, 2004 and it is in a negative working capital position as of December 31, 2006.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the accompanying consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment.

HEIN & ASSOCIATES LLP

Irvine, California

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

Our previous audit report dated March 23, 2006 has been withdrawn and the consolidated financial statements have been revised as described in note 2 to the December 31, 2006 consolidated financial statements.

/S/ ERNST & YOUNG LLP

Calgary, Canada

March 23, 2006 (except for note 2 to the December 31, 2006

consolidated financial statements, which is as of May 16, 2007).

JMG Exploration, Inc.

CONSOLIDATED BALANCE SHEETS

As of December 31	2006	2005 (restated) (1)
ASSETS
Current
Cash and cash equivalents	$ 567,426	$ 1,150,965
Accounts receivable	1,331,667	1,284,474
Prepaid expenses	48,062	34,701
	1,947,155	2,470,140
Other assets	30,000	230,000
Oil and gas properties (accounted for under the successful efforts method of accounting), net of depreciation, depletion and amortization	4,928,393	13,142,476
Oil and gas properties held for resale (accounted for under the successful efforts method of accounting), net of depreciation, depletion and amortization	3,107,876	-
Other property and equipment, net of depreciation	102,179	190,120
	$ 10,115,603	$ 16,032,736
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$ 715,751	$ 845,507
Accrued liabilities	990,484	1,660,648
Due to JED Oil Inc.	1,426,449	286,956
Promissory note payable	1,500,000	-
	4,632,684	2,793,111
Asset retirement obligations	111,096	78,642
	4,743,780	2,871,753
Commitments and Contingencies
Stockholders’ equity
Share capital
Common stock - $.001 par value; 25,000,000 shares authorized; 5,188,409 shares issued and outstanding (4,997,578 at December 31, 2005).	5,188	4,997
Preferred stock - $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2006 and 2005.	-	-
Additional paid-in capital	24,765,383	19,947,103
Share purchase warrants	2,184,452	2,248,663
Accumulated deficit	(21,564,715)	(9,037,083)
Accumulated other comprehensive earnings	(18,485)	(2,697)
	5,371,823	13,160,983
	$ 10,115,603	$ 16,032,736

(1) See Notes to Consolidated Financial Statements – “Note 2 – Restatement of 2005 Financial Statements

The accompanying notes are an integral part of these audited consolidated financial statements.

JMG Exploration, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the	Years ended December 31,		Period from the date of incorporation on July 16, 2004 to December 31,
	2006	2005 (restated) (1)	2004
Revenue
Gross revenue	$ 2,357,985	$ 854,864	$ -
Less royalties	(638,910)	(227,404)	-
	1,719,075	627,460	-
Interest	8,964	120,461	64,630
	1,728,039	747,921	64,630

Expenses
General and administrative	3,587,953	1,847,301	286,060
Production expenses	475,246	189,598	-
Geophysical and Geological expense	-	256,484	-
Depletion, depreciation and impairment	8,021,499	6,005,605	479,702
Interest expense	271,207	-	-
Accretion on asset retirement obligation	8,384	3,385	-
	12,364,289	8,302,373	765,762

Net loss for the period	(10,636,250)	(7,554,452)	(701,132)
Less: cumulative preferred dividends	-	(458,342)	(323,157)
Less: deemed dividend on warrant extension	1,891,382	-	-
Net loss applicable to common shareholders	$ (12,527,632)	$ (8,012,794)	$ (1,024,289)
Basic weighted average shares outstanding	5,122,245	2,111,351	250,000

Net loss applicable to common shareholders for the period per share, basic and diluted	$ (2.45)	$(3.80)	$(4.10)

(1) See Notes to Consolidated Financial Statements – “Note 2 – Restatement of 2005 Financial Statements

The accompanying notes are an integral part of these audited consolidated financial statements.

JMG Exploration, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,		Period from the date of incorporation on July 16, 2004 to December 31,
For the	2006	2005 (restated) (1)	2004
OPERATIONS
Net loss for the period	$(10,636,250)	$ (7,554,452)	$ (701,132)
Adjustments to reconcile net loss to cash flows from operating activities:
Stock-based compensation	1,993,629	78,589	-
Depletion and depreciation and accretion	8,029,883	6,008,990	479,702
Gain on sale of property and equipment	(34,741)	-	-
Other changes:
Increase in accounts receivable	(47,193)	(508,601)	-
Decrease (increase) in prepaid expenses	(13,361)	70,186	(104,887)
Increase (decrease) in accounts payable and accrued liabilities	(799,920)	382,917	82,780
Increase (decrease) in due to JED Oil Inc.	1,139,493	(89,899)	170,031
Decrease in due to related party	-	(4,164)	4,164
Decrease (increase) in accrued interest on Loan receivable	-	16,683	(39,205)
Cash used in operating activities	(368,460)	(1,599,751)	(108,547)
INVESTING
Repayment (advance) of loan receivable	-	750,000	(1,500,000)
Proceeds on disposition of property	171,750	391,249	-
Purchase of property and equipment	(2,964,360)	(15,918,765)	(1,971,199)
Increase in asset retirement obligation	24,070	-	-
Decrease (increase) in other assets	200,000	(180,000)	(50,000)
Cash used in investing activities	(2,568,540)	(14,957,516)	(3,521,199)
FINANCING
Proceeds from Promissory Note	1,500,000	-	-
Issue of common shares, net of issue costs	-	11,178,479	1,000,000
Issue of preferred shares	-	-	7,797,100
Stock options exercised	201,956	-	-
Issue of share purchase warrants	-	2,146,595	-
Warrants exercised	667,293	-	-
Preferred share dividends	-	(654,945)	(126,554)
Cash provided by financing activities	2,369,249	12,670,129	8,670,546
Effect of foreign exchange on cash and cash equivalents	(15,788)	(2,697)	-
Net (decrease) increase in cash and cash equivalents	(583,539)	(3,889,835)	5,040,800
Cash and cash equivalents, beginning of period	1,150,965	5,040,800	-
Cash and cash equivalents, end of period	$ 567,426	$ 1,150,965	$ 5,040,800

(1) See Notes to Consolidated Financial Statements – “Note 2 – Restatement of 2005 Financial Statements

The accompanying notes are an integral part of these audited consolidated financial statements.

JMG Exploration, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Years ended December 31,		Period from the date of incorporation on July 16, 2004 to December 31,
For the	2006	2005 (restated) (1)	2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 271,207	$ -	-
Income taxes	$ 800	$ 800	$ 800
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of warrants in connection with Preferred stock offering	-	-	$ 4,875
Issuance of warrants in connection with public offering	-	$ 2,510,623	-
Asset retirement obligation	$ 8,384	$ 3,385	-
Stock based compensation	$ 3,885,011	$ 78,589	-
Extension of warrant expiration date – deemed dividend	$ 1,891,382	-	-

(1) See Notes to Consolidated Financial Statements – “Note 2 – Restatement of 2005 Financial Statements

The accompanying notes are an integral part of these audited consolidated financial statements.

JMG Exploration, Inc.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock	Additional Paid-in Capital	Share Purchase Warrants	Accumu-lated Deficit	Accumu-lated Other Compre-hensive Loss	Total
	No. Shares	Amt
	#	$	$	$	$	$	$	$
Balance at beginning of period	-	-	-	-	-	-	-	-
Issuance of common stock	250,000	250	-	999,750	-	-	-	1,000,000
Issuance of 7,798,050 shares of preferred stock		-	7,792,225	-	4,875	-	-	7,797,100
Net loss for the period from inception to December 31, 2005 (restated) (1)	-	-	-	-	-	(701,132)	-	(701,132)
Preferred dividends	-	-	-	-	-	(323,157)	-	(323,157)
Balance at December 31, 2004	250,000	250	7,792,225	999,750	4,875	(1,024,289)	-	7,772,811
Preferred shares converted to common stock	1,950,000	1,950	(7,792,225)	7,790,275	-	-	-	-
Issuance of common stock, stock issued for cash pursuant to initial public offering	2,185,000	2,185	-	11,141,315	-	-	-	11,143,500
Warrants exercised for common stock	612,578	612	-	3,309,060	(266,844)	-	-	3,042,878
Share issue costs	-	-	-	(861,254)	-	-	-	(861,254)
Portion of proceeds attributed to $5.00 share purchase warrants.	-	-	-	(693,866)	693,866	-	-	-
Portion of proceeds attributed to $4.25 share purchase warrants.	-	-	-	(1,816,766)	1,816,766	-	-	-
Stock based compensation	-	-	-	78,589	-	-	-	78,589
Net loss for the year ended December 31, 2005 (restated) (1)	-	-	-	-	-	(7,666,738)	-	(7,666,738)
Preferred dividends	-	-	-	-	-	(458,342)	-	(458,342)
Foreign exchange translation	-	-	-	-	-	-	(2,697)	(2,697)
Balance at December 31, 2005 (restated) (1)	4,997,578	4,997	-	19,947,103	2,248,663	(9,037,083)	(2,697)	13,160,983
Warrants exercised for common stock	137,371	137	-	731,367	(64,211)	-	-	667,293
Exercise of stock options	53,460	54	-	201,902	-	-	-	201,956
Stock based compensation	-	-	-	1,993,629	-	-	-	1,993,629
Extension of Warrant Expiration Dates to January 15, 2007	-	-	-	552,846	-	(552,846)	-	-
Extension of Warrant Expiration Dates to January 15, 2008	-	-	-	1,338,536	-	(1,338,536)	-	-
Net loss for the year ended December 31, 2006	-	-	-	-	-	(10,636,250)	-	(10,636,250)
Foreign exchange translation	-	-	-	-	-	-	(15,788)	(15,788)
Balance at December 31, 2006	5,188,409	5,188	-	24,765,383	2,184,452	(21,564,715)	(18,485)	5,371,823

(1) See Notes to Consolidated Financial Statements – “Note 2 – Restatement of 2005 Financial Statements

The accompanying notes are an integral part of these audited consolidated financial statements.

JMG Exploration, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended December 31,		Period from the date of incorporation on July 16, 2004 to December 31,
	2006	2005 (restated) (1)	2004

Net loss for the period	$(10,636,250)	$ (7,554,452)	$ (701,132)

Other comprehensive income:
Foreign exchange translation adjustment	(15,788)	(2,697)	-
Comprehensive loss for the period	$ (10,652,038)	$ (7,557,149)	$ (701,132)

(1) See Notes to Consolidated Financial Statements – “Note 2 – Restatement of 2005 Financial Statements

The accompanying notes are an integral part of these audited consolidated financial statements.

JMG Exploration, Inc.

Notes to Consolidated Financial Statements

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

In the event sufficient capital is not available to fund development and exploratory drilling opportunities the Company will explore a range of strategic alternatives, including a possible sale of the Company or a merger with another party.

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

In an effort to potentially improve our cash situation and our shareholders' equity, we have periodically extended the expiration date of our warrants. On February 24, 2006, the JMG Board of Directors extended the warrants that were to expire in August and December of 2006 to January 15, 2007. On December 4, 2006 the warrants were extended again to January 15, 2008.Under such circumstances, we record a deemed dividend in an amount determined based upon the fair value of the new warrants (using the Black−Scholes pricing model). The Company recorded a deemed dividend of $552,846 for the February 24, 2006 extension and a deemed dividend of $1,338,536 for the December 4, 2006 extension

JMG has not realized a profit from operations since its incorporation on July 16, 2004.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company is in a negative working capital position as at December 31, 2006.  The recovery of the Company’s assets and its ability to continue operations is dependent on successful production of economic quantities of hydrocarbons, or obtaining additional financing to fund its exploration activity.  As disclosed in note 14, the subsequent sale of certain properties will also provide additional cash flow towards the Company’s ongoing operations.  Accordingly, the Company’s consolidated financial statements are presented on a going concern basis.  These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

2.  Restatement of 2005 Financial Statements

On April 3, 2007, it was determined that the Company’s calculation of depreciation, depletion and amortization in 2005 was incorrect because of a clerical error which resulted in depletion being calculated with respect to proved and probable reserves instead of proved reserves. The incorrect depletion also had an impact on the measurement of the impairment charge for the period. Accordingly, the 2005 financial statements have been restated.

The effects of the restatement on expenses, net loss for the period, net loss applicable to common shareholders, and basic and diluted earnings per share as of and for the year ended December 31, 2005 are as follows:

For the Twelve month period ended December 31, 2005
	As Originally Reported	Restatement Adjustments	As Restated
Expenses	$ 6,561,930	$ 1,740,443	$ 8,302,373
Net loss for the period	$ (5,814,009)	$ (1,740,443)	$ (7,554,452)
Net loss applicable to common shareholders	$ (6,272,351)	$ (1,740,443)	$ (8,012,794)
Net loss for the period per share: basic and diluted	$ (2.97)	$ (0.83)	$ (3.80)

The effects of the restatement on property and equipment, total assets, accumulated deficit and shareholders’ equity as of December 31, 2005 are as follows.

December 31, 2005
	As Originally Reported	Restatement Adjustments	As Restated
Property and equipment	$ 15,073,039	$ (1,740,443)	$ 13,332,596
Total assets	$ 17,773,179	$ (1,740,443)	$ 16,032,736
Accumulated deficit	$ (7,296,640)	$ (1,740,443)	$ (9,037,083)
Shareholders’ equity	$ 14,901,426	$ (1,740,443)	$ 13,160,983

3.   Significant Accounting Policies

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

b) Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and balances invested in short-term securities with original maturities of less than 90 days. For the period ended December 31, 2006, the average effective interest rate earned on cash equivalent balances was 0.47%. As of December 31, 2006, the Company had $567,426 in cash. JMG maintains two cash accounts with financial institutions, one in Canada and one in the United States. The United States account  is insured by the Federal Deposit Insurance Corporation up to $100,000. The Canadian account is insured by the Canadian Deposit Insurance Corporation up to CD$100,000 or US$85,734. As of December 31, 2006, the uninsured bank balance was $526,931.  JMG has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

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

Under the successful efforts method of accounting, all costs of property acquisitions and drilling of exploratory wells are initially capitalized.  If a well is unsuccessful, the capitalized costs of drilling the well, net of any salvage value, are charged to expense.  If a well finds oil and natural gas reserves that cannot be classified as proved within a year after discovery, the well is generally assumed to be impaired and the capitalized costs of drilling the well, net of any salvage value, are charged to expense.  The capitalized costs of unproven properties are periodically assessed to determine whether their value has been impaired below the capitalized cost, and if such impairment is indicated, a loss is recognized.  The Company considers such factors as exploratory results, future drilling plans and lease expiration terms when assessing unproved properties for impairment. For each field, an impairment provision is recorded whenever events or circumstances indicate that the carrying value of those properties may not be recoverable from estimated future net revenues.  The impairment provision is measured as the excess of carrying value over the fair value.  Fair value is defined as the present value of the estimated future net revenue from total proved and risked-adjusted probable oil and gas reserves over the economic life of the reserves, based on the Company’s expectations of future oil and gas prices and costs, consistent with price and cost assumptions used for acquisition evaluations.

Geological and geophysical costs and costs of retaining undeveloped properties are expensed as incurred.  Expenditures for maintenance and repairs are charged to expense, and renewals and betterments are capitalized.  Upon disposal, the asset and related accumulated depreciation and depletion are removed from the accounts, and any resulting gain or loss is reflected currently in income or loss.

Costs of development dry holes and proved leaseholds are depleted on the unit-of-production method using proved developed reserves on a field basis. The depreciation of capitalized production equipment, drilling costs and asset retirement obligations is based on the unit-of-production method using proved, developed and producing reserves on a field basis.

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

See footnote 7 for pro forma disclosure regarding the change in accounting principle.

l) Net loss per share

The Company accounts for earnings/loss per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.”  Under SFAS No. 128, basic EPS is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding without including any potentially dilutive securities.  Diluted EPS is computed by dividing net loss by the weighted average number of common shares outstanding plus, when their effect is dilutive, common stock equivalents.  The treasury stock method is used to determine the dilutive effect of the stock options and warrants.  The treasury stock method assumes any proceeds obtained upon exercise of options would be used to purchase common shares at the average market price during the period.  The effect of the warrants and stock options has been excluded since their effect is anti-dilutive. A total of 4,962,517 shares (899,166 attributable to stock options and 4,063,351 attributable to warrants) were accordingly excluded from the net loss per share calculation for the year ending December 31, 2006.

m) Allowance for doubtful accounts

Trade accounts receivable are recorded at the invoiced amount.  The Company does not have any off-balance-sheet credit exposure related to its customers. The Company assesses risk and allowance for doubtful accounts on a customer specific basis. As of December 31, 2005, the Company did not have an allowance for doubtful accounts. As of December 31, 2006, the Company has a total allowance for doubtful accounts of $135,000 due to evaluation of collection on some customer accounts.

4.   Promissory Note

On February 8, 2006 a promissory note was issued to an unrelated third party, for a total of $1,500,000. The terms of the agreement call for interest calculated at 12% per annum payable on a monthly basis.  The promissory note was repayable on March 30, 2006, however, repayment has now been extended to December 31, 2006.  All other terms of the original agreement remain the same.  The note was paid in full in February 2007.

5.  Property and Equipment

Depletion and depreciation expense was $7,909,213 and $6,117,891 for the years ended December 31, 2006 and 2005. Depletion was initially recorded in the third quarter of 2005 upon commencement of production. Depletion expense included impairment charges of $4,793,477 and $3,288,168, respectively, principally related to properties located in Wyoming and North Dakota. This impairment is a result of unsuccessful work programs and production evaluation work performed during these periods.

The impairment charges have been included in depletion and depreciation expense in the accompanying statements of operations. Undeveloped land and other assets not related to petroleum and natural gas properties were excluded from the depletion calculation.

Oil and gas properties (accounted for under the successful efforts method of accounting)

	December 31,
	2006	2005 (restated) (1)
Petroleum and natural gas properties	$ 5,961,987	$ 13,473,302
Undeveloped Properties	4,086,722	6,115,754
Accumulated depletion, depreciation and amortization	(5,120,316)	(6,446,580)
	$ 4,928,393	$ 13,142,476
(1) See – “Note 2 – Restatement of 2005 Financial Statements

Oil and gas properties held for resale (accounted for under the successful efforts method of accounting)

	December 31,
	2006	2005 (restated) (1)
Petroleum and natural gas properties	$ 10,231,212	-
Undeveloped Properties	2,174,170	-
Accumulated depletion, depreciation and amortization	(9,297,506)	-
	$ 3,107,876	-
(1) See – “Note 2 – Restatement of 2005 Financial Statements

Other property and equipment

December 31,
	2006	2005 (restated) (1)
Property and Equipment	$ 119,227	$ 227,317
Accumulated depreciation	(17,048)	(37,197)
	$ 102,179	$ 190,120
(1) See – “Note 2 – Restatement of 2005 Financial Statements

6.  Other Assets

Other assets consist of a bond for oil and gas bond deposit in the state of Wyoming.  This bond provides coverage for operations conducted by or on behalf of the company.  The bond will be retained until all conditions of the bond have been fulfilled or until a satisfactory replacement bond has been accepted.

7.  Accrued Expenses

Accrued expenses consist of the following at:

	December 31,
	2006	2005
Committed drilling and completion costs	$ 469,302	$ 1,369,749
Refundable deposit on sale of Bakken land and wells	280,000	-
Other accrued expenses	241,182	290,899
	$ 990,484	$ 1,660,648

8.   Share Capital

a) Authorized, issued and outstanding

The Company has authorized 25,000,000 common shares, par value $.001, and 10,000,000 preferred shares, par value $.001. As of December 31, 2006 there were 5,188,409 common shares issued and outstanding. Preferred shares were converted into common shares of the Company subsequent to Company’s initial public offering on August 3, 2005.  No preferred shares are currently outstanding.

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

c) Stock options

The Company has a stock option plan under which employees; directors and consultants are eligible to receive grants.  As of December 31, 2006, 925,176 shares were reserved for issuance under the plan. Options granted under the plan generally have a term of five years to expiry and vest immediately when issued to directors and generally vest as to one-third on each of the first, second and third anniversaries of the grant date for employees and consultants.  The exercise price of each option equals the market value of the Company’s common stock on the date of grant. The following summarizes information concerning outstanding and exercisable stock options as of December 31, 2006:

	Number of options	Weighted average exercise price
Outstanding as at December 31, 2004	260,000	$ 4.00
Granted – April 5, 2005	387,750	$ 5.00
Granted – July 21, 2005	79,500	$ 5.00
Granted – August 19,2005	1,500	$15.25
Granted – August 29,2005	5,000	$14.74
Granted – November 1,2005	10,000	$12.25
Cancelled	(260,000)	$ 4.00
Cancelled	(4,500)	$ 5.00
Options outstanding as at December 31, 2005	479,250	$ 5.24
Granted – July 1, 2006	380,000	$10.75
Granted – December 1, 2006	315,000	$ 2.00
Exercised	(66,002)	$ 5.00
Cancelled	(160,582)	$ 5.00
Cancelled	(1,000)	$15.25
Cancelled	(10,000)	$12.25
Cancelled	(37,500)	$10.75
Exercisable as at December 31, 2006	899,166	$ 6.38

Pro forma disclosure

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

The following table illustrates the effect on net loss per common share for the years ended December 31, 2005 and the period from the date of incorporation to December 31, 2004 as if the Company had applied the fair value recognition provisions of Statement 123 to options granted to employees and directors under the Company’s stock option plan in all periods presented.  For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period on a straight-line basis.

	For the year ended December 31, 2005 (restated) (1)	Period from the date of incorporation on July 16, 2004 to December 31, 2004
Net loss, as reported	$(7,554,452)	$ (701,132)
Add: Total stock-based employees and directors compensation expenses determined under fair value based method for all awards, net of related tax effects	(213,634)	(198,900)
Pro forma net loss	$(7,768,086)	$ (900,032)
Net loss per common share:
Basic and diluted – as reported	$ (3.80)	$ (4.10)
Basic and diluted – pro forma	$ (3.68)	$ (3.60)

(1) See – “Note 2 – Restatement of 2005 Financial Statements

The weighted average fair value of stock option grants during 2006 was estimated using the Black-Scholes option-pricing model with the following assumptions:

$10.75 option grant:

Risk-free interest rate (%)	4.3
Expected life (years)	5.0
Expected volatility (%)	50%
Expected dividend yield (%)	Nil
Vesting period (years)	0 to 3

$2.00 option grant:

Risk-free interest rate (%)	4.3
Expected life (years)	5.0
Expected volatility (%)	121%
Expected dividend yield (%)	Nil
Vesting period (years)	0

Volatility was determined based on the actual trading history on the Arca Exchange for the 12 months immediately preceding the grant date. The risk-free interest rate represents an average of the market yield on U.S. Treasury securities at 1-year constant maturity, quoted on investment basis for the preceding year.

The weighted average fair value of stock option grants during 2005 was estimated using the Black-Scholes option-pricing model with the following assumptions:

$5.00 option grant:

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

d) Extension of warrants

On February 24, 2006 the Company extended the expiration dates of its outstanding warrants to January 15, 2007. A total of 375,187 $6.00 warrants and 1,739,500 $4.25 warrants were to expire on December 31, 2006, and 1,854,235 $5.00 warrants were to expire on August 24, 2006. The deemed dividend of $552,846 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model.

On December 4, 2006 the Company extended the expiration dates of its outstanding warrants to January 15, 2008. A total of 369,249 $6.00 warrants, 1,739,500 $4.25 warrants, and 1,764,602 $5.00 warrants were to expire on January 15, 2007. The deemed dividend of $1,891,382 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model.

e) Loss per share

For the twelve-month period ended December 31, 2006 the weighted average number of common shares outstanding were 5,122,245. (December 31, 2004 weighted average number of common shares outstanding were 2,111,351). All of the Company’s outstanding stock options and warrants currently have an anitdilutive effect on per common share amounts.  These stock options and warrants could be dilutive in future periods.

9.   Income Taxes

The Company provides deferred income taxes for differences between the tax reporting bases and the financial reporting bases of assets and liabilities. The Company follows the accounting procedures established by SFAS No. 109, “Accounting for Income Taxes.” The Company did not pay any income taxes in the period ended December 31, 2006 and December 31, 2005.

(a)

Income tax expense (recovery)

The provision for income taxes recorded in the financial statements differs from the amount which would be obtained by applying the statutory income tax rate to the loss before tax as follows:

	2006	2005 (restated) (1)	2004
Loss for the period before income taxes	$ (10,636,250)	$ (7,554,452)	$ (701,132)
Effective tax rate	39%	39%	39%
Expected income tax recovery	(4,148,138)	(2,946,236)	(273,442)
Deferred tax asset valuation allowance	4,148,138	2,946,236	273,442
Income tax benefit	$ -	$ -	$ -
(1) See – “Note 2 – Restatement of 2005 Financial Statements

(b)

Deferred income taxes

The Company does not recognize the deferred income tax asset at this time because the realization of the asset is less likely than not. The components of the Company’s deferred income tax asset are as follows:

Deferred Tax Assets

	2006	2005 (restated) (1)	2004
Non-capital loss carry forward	$ 1,344,120	$ 1,303,797	$ 340,805
Property Impairments	1,973,851	1,611,789	-
Stock Based Compensation & Other G&A	830,167	30,650
Total	4,148,138	2,946,236	340,805
Expense of Intangibles	-	-	(67,363)
Total	$ (4,148,138)	$ (2,946,236)	$ (273,442)
(1) See – “Note 2 – Restatement of 2005 Financial Statements

The Company has non-capital losses for income tax purposes of approximately $7,400,000 which are available for application against future taxable income and which expire in 20 years. The non-capital loss carry forward was generated by intangible drilling costs that are deductible for U.S. income tax purposes creating a temporary difference for financial reporting purposes.  The benefit associated with the non-capital loss carry forward will more likely than not go unrealized unless future exploration in the U.S. is successful.  The deferred tax assets were generated by asset impairments, which will be realized, when the property is sold of otherwise disposed.  Since the success of future exploration is indeterminable, the potential benefits resulting from these non-capital losses have not been recorded in the financial statements.

10.   Related Party Transactions

On August 1, 2004 the Company entered into a technical services agreement with JED Oil Inc. (“JED”).  Under the Agreement, JED provides all required personnel, office space and equipment, at standard industry rates for similar services.  This agreement was terminated on January 1, 2006 and was replaced by a joint services agreement, which operates to provide the above services on an as needed basis.  JED is considered an affiliate because of its ownership interest in us and because two of our directors are directors of JED. All transactions are recorded at the exchange amount.

During the year ended December 31, 2006, the Company entered into the following transactions with JED:

JED paid on behalf of the Company a total of $391,494 for the twelve month period ended December 31, 2006 for general and administrative services and capital related expenditures.

JED also paid on behalf of the Company at total of $119,553 for the twelve month period ended December 31, 2006 for operator’s overhead recovery based on capital expenditures made.

In consideration for the assignment of JED’s interests in certain oil and gas properties, JED, as the operator, charged the Company for drilling and other costs related to those properties in the amount of $5,187,286 and $116,833 in operating costs for the twelve month periods ending December 31, 2006.

In consideration for the assignment of JED’s interest in certain oil and gas properties, the Company, as the operator, charged JED for drilling and other costs related to those properties in the amount of $5,857,320 and $64,403 in operating costs for the twelve month periods ending December 31, 2006.

All amounts are due and payable on receipt, and do not earn interest. At December 31, 2006 and 2005, $1,426,449 and $286,956 was outstanding, respectively.  The balance outstanding at December 31, 2006 is net of $1,032,039 due from JED for production revenues collected by them.

On February 27, 2006, the Company and JED Oil, Inc. announced they had signed a letter of intent for JED to acquire JMG. The proposal would offer two-thirds of a share of common stock of JED for each share of common stock of JMG. Completion of the proposed transaction was subject to the receipt of independent third party opinions that the transaction is fair to both the shareholders of JMG and JED. In addition, completion of the transaction was subject to receipt of all regulatory and stock exchange approvals in the United States and Canada and the approval of the shareholders of both JMG and JED. On November 20, 2006 the Special Independent Committee of JMG gave notice to JED that it had decided not to pursue the proposed transaction citing material changes to both companies and general market conditions.

11.  Asset Retirement Obligations

As of December 31, 2006, the estimated present value of the Company’s asset retirement obligation was $111,096 based on estimated future cash requirements of $168,635, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $8,384 was recorded for the twelve months ending December 31, 2006.

Asset retirement obligation at December 31, 2005	$ 78,642
Liabilities incurred	24,070
Liabilities settled	-
Accretion expense	8,384
Asset retirement obligations at December 31, 2006	$111,096

12.   Financial Instruments

a) Fair value of financial assets and liabilities

 The company’s financial instruments consist of cash and cash equivalents, accounts receivable, due from related parties, loan receivable and accounts payable. As at December 31, 2006 and 2005 there were no significant difference between the carrying amounts of these financial instruments and their estimated fair value.

b) Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, accounts receivable, and loan receivable. At December 31, 2006, the Company had all of its cash and cash equivalents with two banking institutions. The company mitigates the concentration risk associated with cash deposits by only depositing material amounts of funds with major banking institutions. Concentrations of credit risk with respect to accounts receivables are the result of joint venture operations with industry partners and are subject to normal industry credit risks.  The Company routinely assesses the credit of joint venture partners to minimize the risk of non-payment.

c) Interest rate risk

At December 31, 2006 the Company had an unsecured promissory note payable for $1,500,000 with interest at 12% per annum. At December 31, 2005, the Company had no outstanding indebtedness that bears interest.

d) Foreign currency risk

Foreign currency risk is the risk that a variation in exchange rates between the United States dollar and the foreign currencies will affect the Company’s operating and financial results.  The Company is exposed to foreign currency risk as the Company holds cash and cash equivalents on hand that are denominated in Canadian currency.

13.    Supplemental Oil and Gas Reserve Information (Unaudited)

The following reserve quantity and future net cash flow information for the Company was prepared by McDaniel & Associates Consultants Ltd. and by DeGolyer and MacNaughton Canada Limited, independent petroleum engineers.

The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. All of the Company’s proved reserves are located in the Continental United States.

As of December 31, 2006 and 2005, the Company’s reserves were all proved developed.  Presented below is a summary of the changes in estimated reserves of the Company:

	For the Years Ended December 31,
	2006		2005
	Oil or Condensate	Gas	Oil or Condensate	Gas
	(Bbl)	(Mcf)	(Bbl)	(Mcf)
Developed and undeveloped:
Beginning of year	61,656	—	—	—
Revisions of previous estimates	(4,515)		—	—
Discoveries and extensions	48,207	183,111	72,995	—
Production	(40,632)	(17,311)	(11,339)	—
End of year	64,716	165,800	61,656	—

Standardized Measure of Discounted Future Net Cash Flows (Unaudited):

SFAS No. 69, “Disclosures about Oil and Gas Producing Activities,” prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines, which are briefly discussed below.

Future cash inflows and future production and development costs are determined by applying benchmark prices and costs, including transportation, quality and basis differentials, in effect at year-end to the year-end estimated quantities of oil and gas to be produced in the future. Each property the Company operates is also charged with field-level overhead in the estimated reserve calculation. Estimated future income taxes are computed using current statutory income tax rates, including consideration for estimated future statutory depletion. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

Future operating costs are determined based on estimates of expenditures to be incurred in developing and producing the proved oil and gas reserves in place at the end of the period, using year-end costs and assuming continuation of existing economic conditions, plus Company overhead incurred attributable to operating activities.

The assumptions used to compute the standardized measure are those prescribed by the FASB and the Securities and Exchange Commission. These assumptions do not necessarily reflect the Company’s expectations of actual revenues to be derived from those reserves, nor their present value. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are basis for the valuation process. The following prices, as adjusted for transportation, quality and basis differentials, were used in the calculation of the standardized measure: Gas (per Mcf) $5.53; Oil (per Bbl) $58.72.

The following summary sets forth the Company’s future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in SFAS No. 69:

	Year ended December 31, 2006	Year ended December 31, 2005
Future cash inflows	$4,448,000	$2,970,000
Future production costs	(1,672,000)	(1,233,000)
Future development costs	(219,000)	(173,000)
Future income taxes	—	—
Future net cash flows	2,558,000	1,574,000
10% annual discount	(411,000)	(238,000)
Standardized measure of discounted
future net cash flows	$2,147,000	$1,336,000

The principle sources of change in the standardized measure of discounted future net cash flows are:

	Year Ended December 31,
	2006	2005
Balance at beginning of period	$ 1,336,000	$ —
Sales of oil and gas, net	(1,244,000)	(181,000)
Net change in prices and production costs	(51,000)	—
Net change in future development costs	(63,000)	(150,000)
Extensions and discoveries	2,039,000	1,787,000
Revisions of previous quantity estimates	(96,000)	—
Previously estimated development costs incurred	—	—
Net change in income taxes	—	—
Accretion of discount	230,000	—
Other	(4,000)	(120,000)
Balance at end of period	$ 2,147,000	$ 1,336,000

14. Subsequent Events

On November 3, 2006, JMG signed an Offer Letter to sell its working interests in the Bakken lands and wells in North Dakota to an arms length party for approximately $5,078,500, subject to adjustment. The transaction is effective October 1, 2006 and closing of the transaction, following normal title and environmental due diligence, occurred January 30, 2007. The properties included in this sale are classified as “Oil and gas properties held for resale” on the balance sheet as of December 31, 2006.

On April 27, 2007, JMG entered into a non-binding Letter of Intent with Iris Computers Ltd., a distributor of computer hardware and software in India, regarding a potential business combination. The transaction is subject to a 60 day due diligence period and provides for a No-Shop Period until June 26, 2007, during which period the parties have agreed not to enter into an agreement or consummate a transaction with any other party, which would preclude the consummation of the transaction. Although no assurance can be given that the parties can reach agreement and proceed to a closing, if the proposed business combination is completed, the current JMG shareholders, immediately post-closing, would own approximately 25% of the combined entities, without giving effect to JMG's outstanding options and warrants. JMG's oil and gas assets will not be included in this transaction and will be sold or merged separately for the benefit of shareholders of a future record date.

15.  New Accounting Pronouncements

The Company adopted SFAS No. 123R on January 1, 2006 (see Notes 3 and 7).

On December 16, 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, An Amendment of APB Opinion No. 29, Accounting For Nonmonetary Transactions. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 became effective for nonmonetary asset exchanges beginning in the second quarter of 2006. Our adoption of SFAS No. 153 has not had a material effect on our consolidated financial position, results of operations or cash flows.

On June 7, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, A Replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes In Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 became effective for accounting changes made in fiscal years beginning after December 15, 2005. However, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. Our adoption of SFAS No. 154 has not had a material effect on our consolidated financial position, results of operations or cash flows.

On June 29, 2005, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 05-06, Determining the Amortization Period For Leasehold Improvements. Issue No. 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease shall be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of EITF Issue No. 05-06 became effective on a prospective basis for leasehold improvements purchased or acquired beginning in the second quarter of 2006. The adoption of EITF Issue No. 05-06 has not had a material effect on our consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting For Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting For Derivative Instruments And Hedging Activities and SFAS No. 140, Accounting For The Impairment Or Disposal Of Long-Lived Assets. Specifically, SFAS No. 155 amends SFAS No. 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS No. 155 amends SFAS No. 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with early application allowed. We do not expect that the adoption of SFAS No. 155 will have a material effect on our results of operations or financial position.

In June 2006, the FASB issued Financial Interpretation No. 48, Accounting For Uncertainty in Income Taxes--An Interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters. These provisions are effective for us beginning in the first quarter of 2007. We currently are assessing the effect of this statement and currently do not believe that adoption will have a material effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission ("Commission") issued Staff Accounting Bulletin ("SAB") No. 108, Topic 1N, Financial Statements - Considering The Effects Of Prior Year Misstatements When Quantifying Misstatements In The Current Year Financial Statements. SAB No. 108 addresses how to quantify the effect of an error on the financial statements and requires a dual approach to compute the materiality of the misstatement. Specifically, the amount of the misstatement is to be computed using both the "rollover" (that is, the current year income statement perspective) and the "iron curtain" (that is, the year-end balance sheet perspective). SAB No. 108 is effective for all fiscal years ending after November 15, 2006. Accordingly, we adopted SAB No. 108 in the fourth quarter of 2006. The adoption of SAB No. 108 did not have a material effect on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. The required effective date of SFAS No. 157 is the first quarter of 2008. We currently are evaluating the effect this statement may have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities. SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense up front cost and fees associated with the item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. We currently are evaluating the effect that adoption of SFAS No. 159 would have on our financial condition or results of operations.