Form 10-Q
period 2007-03-31
JMG Exploration, Inc.
filed 2007-07-26
CIK 1299967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-32438

JMG Exploration, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	20-1373949
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

180 South Lake Ave. Seventh Floor
Pasadena, California	91101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(626) 792-3842
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

     The number of shares outstanding of Registrant’s common stock, par value $0.01, as of May 11, 2007, was 5,188,409.

JMG Exploration, Inc.
Index to Form 10-Q Quarterly Report
to the Securities and Exchange Commission

		Page
		No.
	Part I Financial Information

Item 1	Consolidated Financial Statements	3 - 7

	Consolidated Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006.	3

	Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2007 and 2006 (restated).	4

	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2007 and 2006 (restated).	5

	Consolidated Statements of Shareholders’ Equity (unaudited) for the three months ended March 31, 2007 and 2006 (restated).	6

	Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2007 and 2006 (restated).	7

	Notes to Consolidated Financial Statements (unaudited)	8 - 15

Item 2	Managements Discussion and Analysis of Financial Condition and Results of Operations	16 - 22

Item 3	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4T	Controls and Procedures	22

	Part II Other Information

Item 1	Legal Proceedings	24

Item 1A	Risk Factors	24

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3	Defaults Upon Senior Securities	24

Item 4	Submission of Matters to a Vote of Security Holders	24

Item 5	Other Information	24

Item 6	Exhibits	24

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

JMG Exploration, Inc.

CONSOLIDATED BALANCE SHEETS

As of	March 31 2007	December 31 2006
ASSETS	(unaudited)
Current
Cash and cash equivalents	$ 4,268,852	$ 567,426
Accounts receivable	863,069	1,331,667
Prepaid expenses	37,782	48,062
	5,169,703	1,947,155

Other assets	73,136	30,000
Oil and gas properties (accounted for under the successful efforts method of accounting), net of depreciation, depletion and amortization	4,871,863	4,928,393
Oil and gas properties held for resale (accounted for under the successful efforts method of accounting), net of depreciation, depletion and amortization	-	3,107,876
Other property and equipment, net of depreciation	56,212	102,179
	$ 10,170,914	$ 10,115,603
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$ 310,162	$ 715,751
Accrued liabilities	546,160	990,484
Due to JED Oil Inc.	1,896,957	1,426,449
Promissory note payable	-	1,500,000
Total current liabilities	2,753,279	4,632,684
Asset retirement obligations	67,601	111,096
	2,820,880	4,743,780
Stockholders’ equity
Share capital
Common stock - $.001 par value; 25,000,000 shares authorized; 5,188,409 shares issued and outstanding	5,188	5,188
Preferred stock - $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2007 and 2005.	-	-
Additional paid-in capital	24,827,826	24,765,383
Share purchase warrants	2,184,452	2,184,452
Accumulated deficit	(19,643,849)	(21,564,715)
Accumulated other comprehensive earnings	(23,583)	(18,485)
	7,350,034	5,371,823
	$ 10,170,914	$ 10,115,603

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

For the	Three month period ended March 31,
	2007	2006
Revenue		(restated) (1)
Gross Revenue	$ 194,412	633,611
Less royalties	(62,692)	(180,876)
	131,720	452,735

Expenses
General and administrative	290,257	293,363
Production expenses	63,810	135,462
Geophysical and geological expense	-	-
Depletion, depreciation and impairment	235,893	1,007,695
Accretion on asset retirement obligation	2,329	1,671
	529,846	1,438,191
Net loss from operations	(460,569)	(985,456)

Other Income and Expense
Gain on sale of oil and gas properties	2,370,546	-
Interest income	16,965	-
Interest expense	(19,445)	(23,897)
other	13,369	-
	2,381,435	(23,897)
Net income (loss)	1,920,866	(1,009,353)
Less: deemed dividend on warrant extension	-	(552,846)
Net income (loss) applicable to common shareholders	$ 1,920,866	$ (1,562,199)
Basic weighted average shares outstanding	5,188,409	5,036,049

Net income (loss) for the period per share, basic and diluted	$ 0.37	$ (0.31)
(1) See Note 2 – Restatement of 2006 interim Financial Statements

         The accompanying notes are an integral part of these  consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three month period ended March 31,
For the	2007	2006
OPERATIONS		(restated) (1)
Net income (loss) for the period	$ 1,920,866	$ (1,009,353)
Adjustments to reconcile net loss to cash flows from operating activities:
Stock-based compensation	62,443	24,868
Depletion, depreciation and accretion	238,223	1,009,366
Gain on sale of property and equipment	(2,370,546)	-
Other changes:
Decrease in accounts receivable	468,598	791,089
Decrease (increase) in prepaid expenses	10,280	(126,938)
Decrease in accounts payable and accrued liabilities	(849,913)	(1,844,389)
Increase (decrease) in due to JED Oil Inc.	470,508	(146,349)
Increase (decrease) in asset retirement obligation	(43,495)	-
Cash used in operating activities	(93,036)	(1,301,706)
INVESTING
Proceeds on disposition of property	5,454,437	-
Purchase of property and equipment	(155,236)	(1,097,006)
Decrease (increase) in Other Property & Equipment	43,495	-
Decrease (increase) in other assets	(43,136)	-
Cash used in investing activities	5,299,560	(1,097,006)
FINANCING
Borrowing under Promissory Note	-	1,500,000
Payment on Promissory Note	(1,500,000)	-
Issue of common shares, net of issue costs	-	417,873
Cash provided by financing activities	(1,500,000)	1,917,873
Effect of foreign exchange on cash and cash equivalents	(5,098)	(17,990)
Net increase (decrease) in cash and cash equivalents	3,701,426	(498,829)
Cash and cash equivalents, beginning of period	567,426	1,150,965
Cash and cash equivalents, end of period	$ 4,268,852	$ 652,136
(1) See Note 2 – Restatement of 2006 interim Financial Statements

   The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Share Purchase Warrants	Accumu-lated Deficit	Accumu-lated Other Compre-hensive Loss	Total
	No. Shares	Amt
	#	$	$	$	$	$	$	$
Balance at December 31, 2005 (restated) (1)	4,997,578	4,997	-	19,947,103	2,248,663	(9,037,083)	(2,697)	13,160,983
Warrants exercised for common stock	137,371	137	-	731,367	(64,211)	-	-	667,293
Exercise of stock options	53,460	54	-	201,902	-	-	-	201,956
Stock based compensation	-	-	-	1,993,629	-	-	-	1,993,629
Extension of Warrant Expiration Dates to January 15, 2007	-	-	-	552,846	-	(552,846)	-	-
Extension of Warrant Expiration Dates to January 15, 2008	-	-	-	1,338,536	-	(1,338,536)	-	-
Net loss for the year ended December 31, 2006	-	-	-	-	-	(10,636,250)	-	(10,636,250)
Foreign exchange translation	-	-	-	-	-	-	(15,788)	(15,788)
Balance at December 31, 2006	5,188,409	5,188	-	24,765,383	2,184,452	(21,564,715)	(18,485)	5,371,823
Stock based compensation				62,443				62,443
Net income for the three months ended March 31, 2007	-	-	-	-	-	1,920,866	-	1,920,866
Foreign exchange translation	-	-	-	-	-	-	(5,098)	(5,098)
Balance at March 31, 2007 (unaudited)	5,188,409	5,188	-	24,827,826	2,184,452	(19,581,406)	(23,583)	7,350,034
(1) See Note 2 – Restatement of 2006 interim Financial Statements

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (unaudited)

	Three month period ended March 31,
	2007	2006
		(restated) (1)
Net income (loss) for the period	$ 1,920,866	$ (1,009,353)

Other comprehensive income:
Foreign exchange translation adjustment	(5,098)	(17,990)
Comprehensive loss for the period	$ 1,915,768	$ (1,027,343)
(1) See Note 2 – Restatement of 2006 interim Financial Statements

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

In the event sufficient capital is not available to fund development and exploratory drilling opportunities the Company will explore a range of strategic alternatives, including a possible sale of the Company or a merger with another party. On April 27, 2007, JMG entered into a non-binding Letter of Intent with Iris Computers Ltd., a distributor of computer hardware and software in India, regarding a potential business combination. The transaction is subject to a 60 day due diligence period and provides for a No-Shop Period until June 26, 2007, during which period the parties have agreed not to enter into an agreement or consummate a transaction with any other party, which would preclude the consummation of the transaction. Although no assurance can be given that the parties can reach agreement and proceed to a closing, if the proposed business combination is completed, the current JMG shareholders, immediately post-closing, would own approximately 37.5% of the combined entities, without giving effect to JMG's outstanding options and warrants. JMG's oil and gas assets will not be included in this transaction and will be sold or merged separately for the benefit of shareholders of a future record date.

JMG has not realized a profit from operations since its incorporation on July 16, 2004.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The recovery of the Company’s assets and its ability to continue operations is dependent on successful production of economic quantities of hydrocarbons, or obtaining additional financing to fund its exploration activity.  The sale of certain properties on January 30, 2007 provided additional cash flow towards the Company’s ongoing operations, however, as of March 31, 2007, we had an accumulated deficit of $19,581,406, and have insufficient working capital to fund development and exploratory drilling opportunities. Accordingly, the Company’s consolidated financial statements are presented on a going concern basis. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

2.  RESTATEMENT OF 2006 INTERIM FINANCIAL STATEMENTS

The unaudited financial statements for the first three quarters of 2006 have been restated due changes to depletion and impairment calculations. The Company’s calculation of depreciation, depletion and amortization was incorrect because of a clerical error which resulted in depletion being calculated with respect to proved and probable reserves instead of proved reserves.

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

3. SIGNIFICANT ACCOUNTING POLICIES

These interim consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods, on a basis that is consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the summary of significant accounting policies and notes thereto included in the Company’s audited financial statements for the years ended December 31, 2006 and 2005.

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

Contingencies

In the future, we may be subject to adverse proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We will be required to assess the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to developments in each matter or changes in approach such as a change in settlement strategy in dealing with these potential matters

Cash and Cash Equivalents

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.  The company has not experienced any losses in such accounts and does not believe that it is exposed to any significant credit risk on cash.

Income (loss) per Common Share

Income (loss) per share (“EPS”) is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share for the three months ended March 31, 2007 and 2006 because their effect would be antidilutive. The following shares were accordingly excluded from the net income/loss per share calculation.

	Three month period ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Stock warrants	4,062,551	3,920,668
Stock options	890,833	446,750
Total share excluded	4,953,384	4,367,418

Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. No adjustments were required as a result of the adoption of FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no income tax examinations underway for these jurisdictions, although the tax years ended December 31, 2006, 2005 and 2004 are all still open for examination.

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”).  SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities.  Where it is more likely than not that a tax benefit will not be realized, a valuation allowance is recorded to reduce the deferred tax asset to its realizable value.

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized.  As a result of this valuation allowance, the effective tax rate for the first quarter of 2007 and for the year ended December 31, 2006 is zero percent.

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value. If the financial condition of JMG’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Delinquent trade accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The allowance is determined through an analysis of the past-due status of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The allowance for doubtful accounts as of March 31, 2007 (unaudited) and December 31, 2006 was $135,000.

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. For certain of JMG’s financial instruments, including cash, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their maturities.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). It became effective for the Company on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on measurement, classification, interim accounting and disclosure. We adopted FIN 48 effective January 1, 2007.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within GAAP. Although this statement does not require any new fair value measurements, its application may, for some entities, change current practice. SFAS No. 157 will be effective for the Company beginning January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies to all entities and is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 159 is not required for these financial statements, and we are currently determining the impact, if any, that SFAS No. 159 will have on our future financial statements.

4.  PROPERTY AND EQUIPMENT

Depletion and depreciation expense was $235,893 and $1,007,695 for the three months ended March 31, 2007 and 2006. Undeveloped land and other assets not related to petroleum and natural gas properties were excluded from the depletion calculation.

Oil and gas properties (accounted for under the successful efforts method of accounting)

	March 31, 2007	December 31, 2006
	(unaudited)
Petroleum and natural gas properties	$ 6,117,224	$ 5,961,987
Undeveloped Properties	4,086,721	4,086,722
Accumulated depletion, depreciation and amortization	(5,332,082)	(5,120,316)
	$ 4,871,863	$ 4,928,393

Oil and gas properties held for resale (accounted for under the successful efforts method of accounting)

	March 31, 2007	December 31, 2006
	(unaudited)
Petroleum and natural gas properties	$ -	$ 10,231,212
Undeveloped Properties		2,174,170
Accumulated depletion, depreciation and amortization		(9,297,506)
	$ -	$ 3,107,876

Other property and equipment

	March 31, 2007	December 31, 2006
(unaudited)
Property and Equipment	$ 73,403	$ 119,227
Accumulated depreciation	(17,191)	(17,048)
	$ 56,212	$ 102,179

5.  PROMISSORY NOTE

On February 8, 2006 a promissory note was issued to an unrelated third party, for a total of $1,500,000. The terms of the agreement call for interest calculated at 12% per annum payable on a monthly basis.  The promissory note was repayable on March 30, 2006, however, repayment was extended to December 31, 2006.  All other terms of the original agreement remain the same.  The note was paid in full in February 2007.

6.  RELATED PARTY TRANSACTIONS

JED Oil Inc.

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

Pursuant to this agreement, for the three months ended March 31, 2007, JED charged JMG $155,236 for capital expenditures, $66,424 for well operating costs , $217,109 for payments to JMG’s partners paid by JED, and $4,333 in miscellaneous costs. There were no transactions under this agreement during the three month period ended March 31, 2006.

In connection with these transactions the total amount payable to JED was $1,896,957 at March 31, 2007.

Skeehan & Company

Joseph Skeehan, the Chief Executive Officer, President and a director of JMG is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $3,038 during the three months ended March 31, 2007.

7. ASSET RETIREMENT OBLIGATION

As of March 31, 2007, the estimated present value of the Company’s asset retirement obligation was $67,601 based on estimated future cash requirements of $116,133, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $2,329 was recorded for the three months ending March 31, 2007.

Asset retirement obligations at December 31, 2006	$111,096
Liabilities incurred	-
Liabilities settled	(45,824)
Accretion expense	2,329
Asset retirement obligations at March 31, 2007	$67,601

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of financial results as provided by the management of JMG Exploration, Inc. (“JMG”) should be read in conjunction with the unaudited consolidated financial statements and notes for the three months ended March 31, 2007, the audited financial statements and accompanying notes for the years ended December 31, 2006 and 2005 and the managements discussion and analysis for the years ended December 31, 2006 and 2005.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements. All statements other than statements of historical facts contained herein, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions as described in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006.

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

Statements relating to “reserves” are deemed to be forward-looking statements, as they involve the implied assessment, based on certain estimates and assumptions, that the reserves described can be profitably produced in the future. Readers are cautioned that the foregoing lists of factors are not exhaustive. The forward-looking statements contained in this Form 10-Q are made as of the date hereof and the Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except in accordance with applicable securities laws. The forward-looking statements contained in this Form 10-Q are expressly qualified by this cautionary statement.

In the presentation of the Form 10-Q, JMG uses terms that are universally applied in analyzing corporate performance within the oil and gas industry for which regulators require that we provide disclaimers.

Barrel of Oil Equivalent (BOE) – The oil and gas industry commonly expresses production volumes and reserves on a “barrel of oil equivalent” basis (“BOE”) whereby natural gas volumes are converted at the ratio of six thousand cubic feet to one barrel of oil. The intention is to sum oil and natural gas measurement units into one basis for improved analysis of results and comparisons with other industry participants. Throughout this Form 10-Q, JMG has used the 6:1 BOE measure which is the approximate energy equivalency of the two commodities at the burner tip. BOE does not represent a value equivalency at the plant gate, which is where JMG sells its production volumes, and therefore may be a misleading measure if used in isolation.

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

On January 30, 2007, JMG completed the first closing of the sale of its oil and gas assets in North Dakota where it has been targeting the Bakken zone, for consideration of $5,454,437, subject to adjustment, to Samson Resources Company pursuant to a Purchase and Sale Agreement effective as of December 20, 2006, among JMG, JED Oil (USA) Inc. and Samson. The sales exclude the North Dakota lands where JMG has been developing its Midale play.

Results of operations

Revenue. Our revenue is dependent upon success in finding and developing oil and natural gas reserves. Our ownership interest in the production from these properties is measured in BOE per day, a term that encompasses both oil and natural gas production. Revenues were $131,720 and $452,735 for the three month periods ended March 31, 2007 and 2006. The decrease in revenue was principally due to the sale of oil and gas assets in North Dakota.

Critical to our revenue stream is the market price for crude oil. Commodity benchmark prices for crude oil is as follows:

	March 31, 2007	December 31, 2006

West Texas Intermediate grade crude oil, per barrel	$ 60.56	$ 61.05

We may use derivative financial instruments when we deem them appropriate to hedge exposure to changes in the price of crude oil, fluctuations in interest rates and foreign currency exchange rates. JMG currently does not have any financial derivative contracts or fixed price contracts in place.

General and administrative expense. General and administrative expense relates to compensation and overhead for executive officers and fees for general operational and administrative services. We have contracted out all field personnel and equipment necessary for exploration activities, and for related administrative functions.  General and administrative expenses were $227,814 and $293,363 for the three month periods ended March 31, 2007 and 2006.  Expenses consist principally of salaries, consulting fees and office costs relating to the preparation and planning of our exploratory wells that commenced drilling this year, and planning for future drilling activities, and normally fluctuate according to development activity.  The decrease in general and administrative expense of  $65,549 from 2006 was principally due to stock based compensation expense.

The Company has a stock option plan under which employees, directors and consultants are eligible to receive grants. The Corporation accounts for the stock option granted to consultants using the fair value recognition provisions of SFAS No. 123. Stock based compensation expense for the three-month period ended March 31, 2007 was $62,443.Stock based compensation expense for the three month period ended March 31, 2006 was $24,868. The Company has adopted Statement 123(R) using the modified-prospective method, therefore for the three month period ended March 31, 2006 the share-based payment was a result of expensing the stock options for employees as well as consultants on a straight line basis using the Black-Scholes option pricing model.

Production expense. Production costs include operating costs associated with field activities and geophysical and geological expense. Under the successful-efforts method, costs such as geological and geophysical, exploratory dry holes and delay rentals are expensed as incurred. Production expenses for the three month period ended March 31, 2007 and 2006 were $63,810 and $135,462.

Geophysical and geological expense. There were no geophysical and geological expenses for the three month period ended March 31, 2007 or 2006. Under the successful-efforts method, costs such as geological and geophysical, exploratory dry holes and delay rentals are expensed as incurred.

Depletion, depreciation and impairment expense. Depletion, depreciation and impairment expense were $235,893 and $1,007,695 for the three months ending March 31, 2007 and 2006. This decrease was due to impairment charges of $4,863,820 recorded in the year ended December 31, 2006 that reduced the depletable cost basis and the sale of oil and gas assets in North Dakota effective January 2007.

Accretion expense. As of March 31, 2007, the estimated present value of the Company’s asset retirement obligation was $67,601 based on estimated future cash requirements of $116,133, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $2,329 was recorded for the three months ending March 31, 2007.

As of March 31, 2006, the estimated present value of the Company’s asset retirement obligation was $80,313 based on estimated future cash requirements of $216,000, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $1,671 was recorded for the three months ending March 31, 2006.

Gain on sale of oil and gas properties. On November 3, 2006, JMG signed an Offer Letter to sell its working interests in the Bakken lands and wells in North Dakota to an arms length party for approximately $5,454,437, subject to adjustment. The transaction was effective October 1, 2006 and closing of the transaction, following normal title and environmental due diligence, occurred January 30, 2007. The properties included in this sale are classified as “Oil and gas properties held for resale” on the balance sheet as of December 31, 2006.

Interest income. Interest for the periods ending March 31, 2007 was $16,965. Interest expense has decreased due to the repayment of the promissory note and interest by an unrelated industry partner on June 28, 2005. Total interest from incorporation July 16, 2004 to March 31, 2006 was $185,091.

Deemed dividend on warrant extension. On February 24, 2006 the Company extended the expiration dates of its outstanding warrants to January 15, 2007. A total of 375,187 $6.00 warrants and 1,739,500 $4.25 warrants were to expire on December 31, 2006, and 1,854,235 $5.00 warrants were to expire on August 24, 2006. A deemed dividend of $552,846 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model.

Income taxes. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. No adjustments were required as a result of the adoption of FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no income tax examinations underway for these jurisdictions, although the tax years ended December 31, 2006, 2005 and 2004 are all still open for examination.

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”).  SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities.  Where it is more likely than not that a tax benefit will not be realized, a valuation allowance is recorded to reduce the deferred tax asset to its realizable value.

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized.  As a result of this valuation allowance, the effective tax rate for the first quarter of 2007 and for the year ended December 31, 2006 is zero percent.

Liquidity and capital resources

At March 31, 2007, we had $4,268,852 in cash and cash equivalents. Since our incorporation, we have financed our operating cash flow needs through private and public offerings of equity securities.

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

Warrant summary

	Number of warrants outstanding	Exercise price	Maximum proceeds	Expiration Date
Warrants issued in the preferred stock private placement	369,249	$6.00	2,215,494	01/15/2008
Warrants issued upon conversion of preferred stock	1,739,500	$4.25	7,392,875	01/15/2008
Warrants issued our initial public offering	1,763,802	$5.00	8,823,010	01/15/2008
Warrants issued to our underwriters	190,000	$7.00	1,330,000	08/03/2010
Total	4,062,551	various	19,761,379	various

As of March 31, 2007, we had an accumulated deficit of $19,581,406 and have insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. JMG is presently exploring a range of strategic alternatives, including a possible sale or merger with another party.

Cash flow used in operations. Cash utilized by operating activities was $93,036 and $1,301,706 for the three months ended March 31, 2007 and 2006. The use of cash in 2007 was principally attributable to net income of $1,920,866 which was decreased by the gain on sale of property and equipment of $2,370,546 and the cash requirements related to the decrease in accounts payable of $849,913. These cash requirements were offset by a decrease in accounts receivable of $468,598 which provided cash and depletion, depreciation and accretion expense of $238,223, an increase in due to JED Oil of $470,508 and a decrease in prepaid expenses of $10,280 which did not utilize cash.

The use of cash in 2006 was principally attributable to the net loss of $1,009,353 which was increased by the cash requirements related to the decrease in accounts payable of $1,844,389, the decrease in accounts payable to JED of $146,349 and the increase in prepaid expenses and deposits of $126,938. These cash requirements were offset by a decrease in accounts receivable of $791,089 which provided cash and depletion, depreciation and accretion expense of $1,009,366 and stock-based compensation of $24,868 which did not utilize cash.

Cash flow used in investing activities. Cash provided (utilized) by investing activities was $5,299,560 and $(1,097,006) for the three months ended March 31, 2007 and 2006. Cash provided by investing activities in 2007 was principally attributable to proceeds of $5,454,437 from the sale of oil and gas property, offset by equipment required for ongoing production activities of $155,236. Cash utilized by investing activities in 2006 was entirely attributable to equipment requirements for drilling and development of oil and gas properties.

Cash flow used in financing activities. Cash provided (utilized) by financing activities was $(1,500,000) and $1,917,873 for the three months ended March 31, 2007 and 2006. The cash utilized in 2007 was due to the repayment of a $1,500,000 promissory note that originated in the same period in 2006. In 2006 the cash provided was due to the proceeds from this promissory note and $417,873 in proceeds from warrants that were exercised during the period.

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

Related Party Transactions

JED Oil Inc. On August 1, 2004 the Company entered into a technical services agreement with JED Oil Inc. (“JED”). Under the Agreement, JED provides all required personnel, office space and equipment, at standard industry rates for similar services. JED is considered an affiliate, because of its ownership interest in us and because two of our directors are directors of JED. This agreement was terminated on January 1, 2006; it was replaced by a joint services agreement, which operates to provide the above services on an as needed basis.

Pursuant to this agreement, JED charged JMG $200,588 in capital expenditures and $73,946 in operating costs for wells operated by JED during the three months ended March 31, 2007. There were no transactions under this agreement during the three month period ended March 31, 2006.

In connection with these transactions the total amount payable to JED was $1,896,957 at March 31, 2007.

Skeehan & Company. Joseph Skeehan, the Chief Executive Officer, President and a director of JMG is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $3,038 during the three months ended March 31, 2007.

Restatement of 2006 interim Financial Statements

The unaudited financial statements for the first three quarters of 2006 have been restated due changes to depletion and impairment calculations. The Company’s calculation of depreciation, depletion and amortization was incorrect because of a clerical error which resulted in depletion being calculated with respect to proved and probable reserves instead of proved reserves.

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

Outlook and Proposed Transactions

As of March 31, 2007, we had an accumulated deficit of $19,581,406 and have insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. JMG is presently exploring a range of strategic alternatives, including a possible sale or merger with another party.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Market Risk. We are exposed to market risk from changes in currency exchange rates. As JED is based in Canada, we may be adversely affected by changes in the exchange rate between U.S. and Canadian dollars as most of our operating expenses, drilling expenses and general overhead expenses will be billed by JED in Canadian dollars. The price we will receive for oil and natural gas production from operations in Canada, if any, will be based on a benchmark expressed in U.S. dollars, which is the standard for the oil and natural gas industry worldwide. Changes to the exchange rate between U.S. and Canadian dollars can adversely affect us. When the value of the U.S. dollar increases, we will receive higher revenue from any Canadian prospects and when the value of the U.S. dollar declines, we will receive lower revenue from any Canadian prospects on the same amount of production sold at the same prices.

Interest Rate Risk. Interest rate risk will exist principally with respect to any future indebtedness that bears interest at floating rates. At March 31, 2007, we had no long-term indebtedness and do not contemplate utilizing indebtedness as a means of financing our exploration activities.

Item 4T. Controls and Procedures

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2007, management conducted an assessment of the effectiveness of the design and operation of the Company’s disclosure controls. Based on this assessment, management has determined that the Company’s disclosure controls as of March  31, 2007 were ineffective because of the material weakness discussed below.

The required certifications of our principal executive officer and principal financial officer are included as exhibits to this Quarterly Report. The disclosures set forth below contain information concerning the evaluation of our disclosure controls and procedures and changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this section for a more complete understanding of the matters covered by the certifications.

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

By taking remedial actions through the hiring of consultants, management believes that the consolidated financial statements for all periods presented in this Form 10-Q present fairly, in all material respects, our financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There was no change in JMG’s internal control over financial reporting during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, JMG’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

There are no material outstanding or threatened legal claims by or against us.

Item 1A. Risk Factors

There have been no material changes to the information included in response to Item 1A. “Risk Factors” in our 2006 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a)

Exhibits required by Item 601 of Regulation S-K are as follows:

Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 32.1 – Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JMG Exploration, Inc

Date: July 26, 2007	/s/ Joseph W. Skeehan
Joseph W. Skeehan
Chief Executive Officer and President

/s/ Donald P. Wells
Donald P. Wells
Chief Financial Officer