Form 10-Q
period 2007-06-30
JMG Exploration, Inc.
filed 2007-08-09
CIK 1299967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

The number of shares outstanding of Registrant’s common stock, par value $0.01, as of July 31, 2007, was 5,188,409.

JMG Exploration, Inc.
Index to Form 10-Q Quarterly Report
to the Securities and Exchange Commission

		Page No.
	Part I Financial Information

Item 1	Consolidated Financial Statements	3 - 7

	Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006.	3

	Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2007 and 2006 (restated) and the six months ended June 30, 2007 and 2006 (restated).	4

	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2007 and 2006 (restated) and the six months ended June 30, 2007 and 2006 (restated).	5

	Consolidated Statements of Shareholders’ Equity (unaudited) for the three months ended March 31, 2007 and 2006 (restated) and the six months ended June 30, 2007 and 2006 (restated).	6

	Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2007 and 2006 (restated) and the six months ended June 30, 2007 and 2006 (restated).	7

	Notes to Consolidated Financial Statements (unaudited)	8 - 13

Item 2	Managements Discussion and Analysis of Financial Condition and Results of Operations	14 - 21

Item 3	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T	Controls and Procedures	21 - 22

	Part II Other Information

Item 1	Legal Proceedings	23

Item 1A	Risk Factors	23

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3	Defaults Upon Senior Securities	23

Item 4	Submission of Matters to a Vote of Security Holders	23

Item 5	Other Information	23

Item 6	Exhibits	23

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

JMG Exploration, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31 2006
	(unaudited)
ASSETS
Current
Cash and cash equivalents	$4,263,283	$567,426
Accounts receivable	675,234	1,331,667
Prepaid expenses	53,676	48,062
Total current assets	4,992,193	1,947,155

Other assets	73,136	30,000
Oil and gas properties (accounted for under the successful efforts method of accounting), net of depreciation, depletion and amortization	4,720,886	4,928,393
Oil and gas properties held for resale (accounted for under the successful efforts method of accounting), net of depreciation, depletion and amortization	—	3,107,876
Other property and equipment, net of depreciation	56,069	102,179
	$9,842,284	$10,115,603
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$170,351	$715,751
Accrued liabilities	625,393	990,484
Due to JED Oil Inc.	2,030,717	1,426,449
Promissory note payable	—	1,500,000
Total current liabilities	2,826,461	4,632,684
Asset retirement obligations	69,969	111,096
	2,896,430	4,743,780
Stockholders’ equity
Share capital
Common stock - $.001 par value; 25,000,000 shares authorized; 5,188,409 shares issued and outstanding	5,188	5,188
Preferred stock - $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2007 and 2005.	—	—
Additional paid-in capital	24,890,269	24,765,383
Share purchase warrants	2,184,452	2,184,452
Accumulated deficit	(20,077,680)	(21,564,715)
Accumulated other comprehensive earnings	(56,375)	(18,485)
Total stockholders’ equity	6,945,854	5,371,823
	$9,842,284	$10,115,603

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three month period ended June 30,		For the six month period ended June 30,
	2007	2006	2007	2006
		(restated) (1)		(restated) (1)
Revenue
Gross Revenue	$221,113	$633,611	$376,537	$1,282,919
Less royalties	(53,562)	(158,094)	(77,267)	(354,667)
Net revenue	167,551	475,517	299,270	928,252

Expenses
General and administrative	404,323	338,494	694,579	631,857
Production expenses	74,590	56,186	138,399	191,648
Geophysical and geological expense	—	—	—	—
Depletion, depreciation and impairment	151,117	839,743	387,010	1,847,208
Accretion on asset retirement obligation	2,368	1,937	4,697	3,838
Total expenses	632,398	1,236,360	1,224,685	2,674,551
Net loss from operations	(464,847)	(760,843)	(925,415)	(1,746,299)

Other Income and Expense
Gain on sale of oil and gas properties	—	—	2,370,546	—
Interest income	31,014	—	47,979	—
Interest expense	—	(89,975)	(19,444)	(113,872)
other	—	—	13,369	—
Total other income and expense	31,014	(89,975)	2,412,450	(113,872)
Net income (loss)	(433,833)	(850,818)	1,487,035	(1,860,171)
Less: deemed dividend on warrant extension	—	—	—	552,846
Net income (loss) applicable to common shareholders	$(433,833)	$(850,818)	$1,487,035	$(2,413,017)

Basic and diluted weighted average shares outstanding	5,188,409	5,094,773	5,188,409	5,090,825

Net income (loss) for the period per share, basic and diluted	$(0.08)	$(0.17)	$0.29	$(0.47)

(1)             See Note 2 — Restatement of 2006 interim Financial Statements

The accompanying notes are an integral part of these  consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six month period ended June 30,
	2007	2006
		(restated) (1)
OPERATIONS
Net income (loss) for the period	$1,487,035	$(1,860,171)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Stock-based compensation	124,886	50,012
Depletion, depreciation, impairment and accretion	391,708	1,851,046
Gain on sale of property and equipment	(2,370,546)
Other changes:
Decrease (increase) in accounts receivable	656,434	(326,755)
Decrease (increase) in prepaid expenses	(5,614)	(205,116)
Increase (decrease) in accounts payable and accrued liabilities	(910,489)	1,131,424
Increase (decrease) in due to JED Oil Inc.	604,268	(2,117,079)
Increase (decrease) in asset retirement obligation	(43,495)	—
Cash used in operating activities	(65,813)	(1,476,639)
INVESTING
Proceeds on disposition of property	5,454,437
(Purchase) sale of property and equipment	(155,236)	(841,162)
Decrease (increase) in Other Property & Equipment	43,495
Decrease (increase) in other assets	(43,136)
Cash provided by (used in) investing activities	5,299,560	(841,162)
FINANCING
Borrowing under Promissory Note	—	1,500,000
Payment on Promissory Note	(1,500,000)	—
Issue of common shares, net of issue costs	—	478,304
Cash provided (used in) by financing activities	(1,500,000)	1,978,304
Effect of foreign exchange on cash and cash equivalents	(37,890)	(15,024)
Net increase (decrease) in cash and cash equivalents	3,695,857	(354,521)
Cash and cash equivalents, beginning of period	567,426	1,150,965
Cash and cash equivalents, end of period	$4,263,283	$796,444

(1)                                  See Note 2 — Restatement of 2006 interim Financial Statements

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Preferred	Additional Paid-in	Share Purchase	Accumulated	Accumulated Other Comprehensive
	No. Shares	Amt	Stock	Capital	Warrants	Deficit	Loss	Total
	#	$	$	$	$	$	$	$
Balance at December 31, 2005 (restated) (1)	4,997,578	4,997	—	19,947,103	2,248,663	(9,037,083)	(2,697)	13,160,983
Warrants exercised for common stock	137,371	137	—	731,367	(64,211)	—	—	667,293
Exercise of stock options	53,460	54	—	201,902	—	—	—	201,956
Stock based compensation	—	—	—	1,993,629	—	—	—	1,993,629
Extension of Warrant Expiration Dates to January 15, 2007	—	—	—	552,846	—	(552,846)	—	—
Extension of Warrant Expiration Dates to January 15, 2008	—	—	—	1,338,536	—	(1,338,536)	—	—
Net loss for the year ended December 31, 2006	—	—	—	—	—	(10,636,250)	—	(10,636,250)
Foreign exchange translation	—	—	—	—	—	—	(15,788)	(15,788)
Balance at December 31, 2006	5,188,409	5,188	—	24,765,383	2,184,452	(21,564,715)	(18,485)	5,371,823
Stock based compensation	—	—	—	124,886	—	—	—	124,886
Net income for the six months ended June 30, 2007	—	—	—	—	—	1,487,035	—	1,487,035
Foreign exchange translation	—	—	—	—	—		(37,890)	(37,890)
Balance at June 30, 2007 (unaudited)	5,188,409	5,188	—	24,890,269	2,184,452	(20,077,680)	(56,375)	6,945,854

(1)             See Note 2 — Restatement of 2006 interim Financial Statements

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three month period ended June 30,		Six month period ended June 30,
	2007	2006	2007	2006
		(restated) (1)		(restated) (1)
Net income (loss) for the period	(433,833)	$(850,818)	1,487,035	$(1,860,171)

Other comprehensive income:
Foreign exchange translation adjustment	(32,792)	2,966	(37,890)	(15,024)
Comprehensive loss for the period	(466,625)	$(847,852)	1,449,145	$(1,875,195)

(1)                                  See Note 2 — Restatement of 2006 interim Financial Statements

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

In the event sufficient capital is not available to fund development and exploratory drilling opportunities the Company will explore a range of strategic alternatives, including a possible sale of the Company or a merger with another party. On April 27, 2007, JMG entered into a non-binding Letter of Intent with Iris Computers Ltd., a distributor of computer hardware and software in India, regarding a potential business combination. The transaction is subject to a 60 day due diligence period and provides for a No-Shop Period until June 26, 2007, during which period the parties have agreed not to enter into an agreement or consummate a transaction with any other party, which would preclude the consummation of the transaction. The due diligence period and No-Shop period were subsequently extended to August 15, 2007. Although no assurance can be given that the parties can reach agreement and proceed to a closing, if the proposed business combination is completed, the current JMG shareholders, immediately post-closing, would own approximately 37.5% of the combined entities, without giving effect to JMG’s outstanding options and warrants. JMG’s oil and gas assets will not be included in this transaction and will be sold or merged separately for the benefit of shareholders of a future record date.

JMG has not realized a profit from operations since its incorporation on July 16, 2004.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The recovery of the Company’s assets and its ability to continue operations is dependent on successful production of economic quantities of hydrocarbons, or obtaining additional financing to fund its exploration activity.  The sale of certain properties on January 30, 2007 provided additional cash flow towards the Company’s ongoing operations, however, as of June 30, 2007, we had an accumulated deficit of $20,077,680, and have insufficient working capital to fund development and exploratory drilling opportunities.  These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

2.  RESTATEMENT OF 2006 INTERIM FINANCIAL STATEMENTS

The unaudited financial statements for the first three quarters of 2006 have been restated due to changes to depletion and impairment calculations. The Company’s calculation of depreciation, depletion and amortization was incorrect because of a clerical error which resulted in depletion being calculated with respect to proved and probable reserves instead of proved reserves.

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

The effects of the depletion restatement of $650,604 and $1,452,000 and the warrant deemed dividend of $0 and $552,846 on expenses, net loss for the period, net loss applicable to common shareholders, and basic and diluted earnings per share for the three and six month periods ended June 30, 2006, respectively, are as follows:

	For the three month period ended June 30, 2006			For the six month period ended June 30, 2006
	As Originally Reported	Restatement Adjustments	As Restated	As Originally Reported	Restatement Adjustments	As Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses	$675,731	$650,604	$1,326,335	$1,336,423	$1,452,000	$2,788,423
Net loss for the period	$(200,214)	$(650,604)	$(850,818)	$(408,171)	$(1,452,000)	$(1,860,171)
Net loss applicable to common shareholders	$(200,214)	$(650,604)	$(850,818)	$(408,171)	$(2,004,846)	$(2,413,017)
Net loss for the period per share: basic and diluted	$(0.04)	$(0.14)	$(0.17)	$(0.08)	$(0.39)	$(0. 47)

The effects of the depletion and impairment restatement of $1,452,000, and the warrant deemed dividend of $552,846 on property and equipment, total assets, accumulated deficit and shareholders’ equity as of  June 30, 2006 are as follows.

	June 30, 2006
	As Originally Reported	Restatement Adjustments	As Restated
Property and equipment	$15,477,913	$(1,452,000)	$14,025,913
Total assets	$19,036,883	$(1,452,000)	$17,584,883
Accumulated deficit	$(7,722,532)	$(2,004,846)	$(9,727,378)
Shareholders’ equity	$15,006,547	$(1,452,000)	$13,554,547

3. SIGNIFICANT ACCOUNTING POLICIES

These interim consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods, on a basis that is consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the summary of significant accounting policies and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Income (loss) per Common Share

Income (loss) per share (“EPS”) is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share for the three and six months ended June 30, 2007 and 2006 because their effect would be antidilutive in 2006 and 2007. The following shares were accordingly excluded from the net income/loss per share calculation.

	Three month period ended June 30,		Six month period ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Stock warrants	4,062,551	4,102,068	4,062,551	4,102,068
Stock options	553,333	392,500	553,333	392,500
Total share excluded	4,615,884	4,494,568	4,615,884	4,494,568

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

4.  PROPERTY AND EQUIPMENT

Depletion and depreciation expense was $151,117 and $839,743 for the three months ended June 30, 2007 and 2006, and $387,010 and $1,847,208 for the six months ended June 30, 2007 and 2006. Undeveloped land and other assets not related to petroleum and natural gas properties were excluded from the depletion calculation.

Oil and gas properties (accounted for under the successful efforts method of accounting)

	June 30, 2007	December 31, 2006
	(unaudited)
Petroleum and natural gas properties	$6,117,224	$5,961,987
Undeveloped Properties	4,086,721	4,086,722
Accumulated depletion, depreciation and amortization	(5,483,056)	(5,120,316)
	$4,720,889	$4,928,393

Oil and gas properties held for resale (accounted for under the successful efforts method of accounting)

	June 30, 2007	December 31, 2006
	(unaudited)
Petroleum and natural gas properties	$—	$10,231,212
Undeveloped Properties		2,174,170
Accumulated depletion, depreciation and amortization		(9,297,506)
	$—	$3,107,876

Other property and equipment

	June 30, 2007	December 31, 2006
	(unaudited)
Property and Equipment	$73,403	$119,227
Accumulated depreciation	(17,334)	(17,048)
	$56,069	$102,179

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

Pursuant to this agreement, the Company entered into the following transactions with JED:

JED paid on behalf of the Company a total of $16,852 for the three month period ended June 30, 2007 for capital related expenditures and production expenses.

During the three months ended June 30, 2007, the Company entered into the following transactions with JED:

JED paid on behalf of the Company a total of $14,587 and nil for the three month period ended June 30, 2007 and 2006 for operating costs and capital related expenditures.  In consideration for the assignment of JED’s interest in certain oil and gas properties, JED charged the Company for drilling and other costs related to those properties for the three month period ended June 30, 2007 and 2006, in the amount of $2,265 and $1,249,917.

JED paid on behalf of the Company a total of $221,660 and nil for the six month period ended June 30, 2007 and 2006 for operating costs and capital related expenditures. JED also charged the Company $217,109 for payments to JMG’s partners paid by JED, and $4,333 in miscellaneous costs.  In consideration for the assignment of JED’s interest in certain oil and gas properties, JED charged the Company for drilling and other costs related to those properties for the six month period ended June 30, 2007 and 2006, in the amount of $53,682 and $1,249,917.

In connection with these transactions the total amount payable to JED was $2,030,717 at June 30, 2007.

Skeehan & Company

Joseph Skeehan, the Chief Executive Officer, President and a director of JMG is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $77,489 and $80,527 during the three and six month periods ended June 30, 2007.

7. ASSET RETIREMENT OBLIGATION

As of June 30, 2007, the estimated present value of the Company’s asset retirement obligation was $69,969 based on estimated future cash requirements of $116,133, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $2,368 and $4,697 was recorded for the three and six month periods ending June 30, 2007.

Asset retirement obligations at December 31, 2006	$111,096
Liabilities incurred	—
Liabilities settled	(45,824)
Accretion expense	4,697
Asset retirement obligations at June 30, 2007	$69,969

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of financial results as provided by the management of JMG Exploration, Inc. (“JMG”) should be read in conjunction with the unaudited consolidated financial statements and notes for the three and six month periods ended June 30, 2007, the audited financial statements and accompanying notes for the years ended December 31, 2006 and 2005 and the managements discussion and analysis for the years ended December 31, 2006 and 2005.

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

Results of operations

Revenue. Our revenue is dependent upon success in finding and developing oil and natural gas reserves. Our ownership interest in the production from these properties is measured in BOE per day, a term that encompasses both oil and natural gas production. Revenues were $167,551 and $475,517 for the three month periods ended June 30, 2007 and 2006, and $299,270 and $928,252 for the six month periods ended June 30, 2007 and 2006, respectively. The decrease in revenue was principally due to the sale of oil and gas assets in North Dakota.

Critical to our revenue stream is the market price for crude oil. Commodity benchmark prices for crude oil is as follows:

	June 30,
	2007	2006
	(unaudited)	(unaudited)
West Texas Intermediate grade crude oil, per barrel	$67.48	$70.96

We may use derivative financial instruments when we deem them appropriate to hedge exposure to changes in the price of crude oil, fluctuations in interest rates and foreign currency exchange rates. JMG currently does not have any financial derivative contracts or fixed price contracts in place.

General and administrative expense. General and administrative expense relates to compensation and overhead for executive officers and fees for general operational and administrative services. We have contracted out all field personnel and equipment necessary for exploration activities, and for related administrative functions.  General and administrative expenses were $404,323 and $338,494 for the three month periods ended June 30, 2007 and 2006, and $694,579 and $631,857 for the six month periods ended June 30, 2007 and 2006, respectively.  Expenses consist principally of salaries, consulting fees and office costs.  The increase in general and administrative expense of  $65,829 and $62,722 for the three and six month periods ended June 30, 2007 from the corresponding periods in the previous year was principally due to stock based compensation expense.

The Company has a stock option plan under which employees, directors and consultants are eligible to receive grants. The Corporation accounts for the stock option granted to consultants using the fair value recognition provisions of SFAS No. 123. Stock based compensation for the three and six month periods ended June 30, 2007 was $62,443 and $124,886. Stock based compensation expense for the three and six month periods ended June 30, 2006 was $25,144 and $50,012. The Company has adopted Statement 123(R) using the modified-prospective method, therefore for the three and six month periods ended June 30, 2006 the share-based payment was a result of expensing the stock options for employees as well as consultants on a straight line basis using the Black-Scholes option pricing model.

Production expense. Production costs include operating costs associated with field activities and geophysical and geological expense. Under the successful-efforts method, costs such as geological and geophysical, exploratory dry holes and delay rentals are expensed as incurred. Production expenses were $74,590 and $56,186 for the three month period ended June 30, 2007 and 2006, and $138,399 and $191,648 for the six month period ended June 30, 2007 and 2006, respectively. The increase in production expense of $18,404 and decrease of $53,249 for the three and six month periods ended June 30, 2007 from the corresponding periods in the previous year was principally due to the sale of oil and gas assets in North Dakota.

Depletion, depreciation and impairment expense. Depletion, depreciation and impairment expense were $151,117 and $839,743 for the three month period ended June 30, 2007 and 2006, and $387,010 and $1,847,208 for the six month period ended June 30, 2007 and 2006, respectively. This decrease was due to impairment charges of $4,863,820 recorded in the year ended December 31, 2006 that reduced the depletable cost basis, and the sale of oil and gas assets in North Dakota effective January 2007.

Accretion expense. As of June 30, 2007, the estimated present value of the Company’s asset retirement obligation was $69,969 based on estimated future cash requirements of $116,133, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion expense of $2,368 and $4,697 was recorded for the three and six month periods ending June 30, 2007.

As of June 30, 2006, the estimated present value of the Company’s asset retirement obligation was $82,020 based on estimated future cash requirements of $216,000, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $1,937 and $3,838 was recorded for the three and six month periods ending June 30, 2006.

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

Interest income. Interest income was $31,014 and $0 for the three month period ending June 30, 2007 and 2006, and $47,979 and $0 for the six month period ending June 30, 2007 and 2006, respectively, and increased due to greater cash balances on hand in the current year.

Interest expense. Interest expense was nil and $89,975 for the three month period ending June 30, 2007 and 2006, and was $19,444 and $113,872  for the six month period ending June 30, 2007 and 2006, respectively. Interest expense decreased due to the repayment of the promissory note and interest by an unrelated industry partner on June 28, 2005.

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

Liquidity and capital resources

At June 30, 2007, we had $4,263,283 in cash and cash equivalents. Since our incorporation, we have financed our operating cash flow needs through private and public offerings of equity securities.

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

Warrant summary

	Number of warrants outstanding	Exercise price	Maximum proceeds	Expiration Date
Warrants issued in the preferred stock private placement	369,249	$6.00	2,215,494	01/15/2008
Warrants issued upon conversion of preferred stock	1,739,500	$4.25	7,392,875	01/15/2008
Warrants issued our initial public offering	1,763,802	$5.00	8,819,010	01/15/2008
Warrants issued to our underwriters	190,000	$7.00	1,330,000	08/03/2010
Total	4,062,551	various	19,757,379	various

As of June 30, 2007, we had an accumulated deficit of $20,077,680 and have insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

On April 27, 2007, we entered into a non-binding Letter of Intent with Iris Computers Ltd., a distributor of computer hardware and software in India, regarding a potential business combination. The transaction is subject to a 60 day due diligence period and provides for a No-Shop Period until June 26, 2007, during which period the parties have agreed not to enter into an agreement or consummate a transaction with any other party, which would preclude the consummation of the transaction. The due diligence period and No-Shop period were subsequently extended to August 15, 2007. Although no assurance can be given that the parties can reach agreement and proceed to a closing, if the proposed business combination is completed, the current JMG shareholders, immediately post-closing, would own approximately 37.5% of the combined entities, without giving effect to JMG’s outstanding options and warrants. JMG’s oil and gas assets will not be included in this transaction and will be sold or merged separately for the benefit of shareholders of a future record date.

Cash flow used in operations. Cash provided (utilized) by operating activities was $27,220 and $(174,933) for the three months ended June 30, 2007 and 2006, and was $(65,815) and $(1,476,639) for the six months ended June 30, 2007 and 2006.

The use of cash for the three months ended June 30, 2007 was principally attributable to net loss of $433,833 which was decreased by the cash requirements related to the decrease in accounts payable of $60,575. These cash requirements were offset by a decrease in accounts receivable of $187,836 which provided cash and depletion, depreciation and accretion expense of $153,486, an increase in due to JED Oil of $133,760 and a increase in prepaid expenses of $15,894 which did not utilize cash.

The use of cash for the six months ended June 30, 2007 was principally attributable to net income of $1,487,035 which was decreased by the gain on sale of property and equipment of $2,370,546 and the cash requirements related to the decrease in accounts payable of $910,489. These cash requirements were offset by a decrease in accounts receivable of $656,434 which provided cash and depletion, depreciation and accretion expense of $391,708, an increase in due to JED Oil of $604,268 and a increase in prepaid expenses of $5,614 which did not utilize cash.

The use of cash in for the three months ended June 30, 2006 was principally attributable to the net loss of $850,818 which was reduced by a decrease in accounts payable of $2,975,813, depletion, depreciation and accretion expense of $841,680 and stock-based compensation of $25,144 which did not utilize cash. These cash requirements were offset by a increase in accounts receivable of $1,117,844 which did not provide cash and a decrease in Due to JED Oil Inc. of $1,970,730 which utilized cash.

The use of cash in for the six months ended June 30, 2006 was principally attributable to the net loss of $1,860,171 which was reduced by a decrease in accounts payable of $1,131,424, depletion, depreciation and accretion expense of $1,851,046 and stock-based compensation of $50,012 which did not utilize cash. These cash requirements were offset by a increase in accounts receivable of $326,755 which did not provide cash and a decrease in Due to JED Oil Inc. of $2,117,079 which utilized cash.

Cash flow used in investing activities. Cash provided (utilized) by investing activities was nil and $255,844 for the three months ended June 30, 2007 and 2006, and was $5,299,560 and $(841,162) for the six months ended June 30, 2007 and 2006, respectively.

Cash provided by investing activities for the six months ended June 30, 2007 was principally attributable to proceeds of $5,454,437 from the sale of oil and gas property, offset by equipment required for ongoing production activities of $155,236. Cash utilized by investing activities in 2006 was entirely attributable to equipment requirements for drilling and development of oil and gas properties.

Cash flow used in financing activities. Cash provided (utilized) by financing activities was nil and $60,431 for the three months ended June 30, 2007 and 2006, and  $1,500,000 and $1,978,304 for the six months ended June 30, 2007 and 2006, respectively.

The cash utilized for the six months ended June 30, 2007 was due to the repayment of a $1,500,000 promissory note that originated in the same period in 2006.

The cash provided for the three months ended June 30, 2006 was due to $60,431 in proceeds from warrants that were exercised during the period. The cash provided for the six months ended June 30, 2006 was due to $1,500,000 proceeds from a promissory note and $417,873 in proceeds from warrants that were exercised during the period.

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

During the three months ended June 30, 2007, the Company entered into the following transactions with JED:

JED paid on behalf of the Company a total of $14,587 and nil for the three month period ended June 30, 2007 and 2006 for operating costs and capital related expenditures.  In consideration for the assignment of JED’s interest in certain oil and gas properties, JED charged the Company for drilling and other costs related to those properties for the three month period ended June 30, 2007 and 2006, in the amount of $2,265 and $1,249,917.

JED paid on behalf of the Company a total of $221,660 and nil for the six month period ended June 30, 2007 and 2006 for operating costs and capital related expenditures. JED also charged the Company $217,109 for payments to JMG’s partners paid by JED, and $4,333 in miscellaneous costs.  In consideration for the assignment of JED’s interest in certain oil and gas properties, JED charged the Company for drilling and other costs related to those properties for the six month period ended June 30, 2007 and 2006, in the amount of $53,682 and $1,249,917.

In connection with these transactions the total amount payable to JED was $2,030,717 at June 30, 2007.

Skeehan & Company. Joseph Skeehan, the Chief Executive Officer, President and a director of JMG is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $77,489 and $80,527 during the three  and six month periods ended June 30, 2007.

Outlook and Proposed Transactions

As of June 30, 2007, we had an accumulated deficit of $20,077,680 and have insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. JMG is presently exploring a range of strategic alternatives, including a possible sale or merger with another party.

On April 27, 2007, we entered into a non-binding Letter of Intent with Iris Computers Ltd., a distributor of computer hardware and software in India, regarding a potential business combination. The transaction is subject to a 60 day due diligence period and provides for a No-Shop Period until June 26, 2007, during which period the parties have agreed not to enter into an agreement or consummate a transaction with any other party, which would preclude the consummation of the transaction. The due diligence period and No-Shop period were subsequently extended to August 15, 2007. Although no assurance can be given that the parties can reach agreement and proceed to a closing, if the proposed business combination is completed, the current JMG shareholders, immediately post-closing, would own approximately 37.5% of the combined entities, without giving effect to JMG’s outstanding options and warrants. JMG’s oil and gas assets will not be included in this transaction and will be sold or merged separately for the benefit of shareholders of a future record date.

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

                Interest Rate Risk. Interest rate risk will exist principally with respect to any future indebtedness that bears interest at floating rates. At June 30, 2007, we had no long-term indebtedness and do not contemplate utilizing indebtedness as a means of financing our exploration activities.

Item 4T. Controls and Procedures

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2007, management conducted an assessment of the effectiveness of the design and operation of the Company’s disclosure controls. Based on this assessment, management has determined that the Company’s disclosure controls as of June 30, 2007 were ineffective because of the material weakness discussed below.

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

A material weakness was identified during the audit of our December 31, 2006 financial statements and continues to exist. Our current auditors, Hein & Associates LLP, informed us of their concern that there was a lack of personnel with sufficient knowledge of US generally accepted accounting principles and SEC reporting requirements to ensure proper and timely evaluation of the Company’s activities and transactions. To mitigate this weakness, the Company engaged consultants to assist with the preparation of the financial statements and other accounting issues. The Company did not retain outside experts to review its disclosure controls and procedures or its internal controls and consequently, no reports or recommendations regarding our controls were requested or prepared.

By taking remedial actions through the hiring of consultants, management believes that the consolidated financial statements for all periods presented in this Form 10-Q present fairly, in all material respects, our financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There was no change in JMG’s internal control over financial reporting during the six month period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, JMG’s internal control over financial reporting.

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

Item 5. Other Information

None

Item 6. Exhibits

(a)       Exhibits required by Item 601 of Regulation S-K are as follows:

Exhibit 31.1 — Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 31.2 — Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 32.1 — Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JMG Exploration, Inc

Date: August 8, 2007	/s/ Joseph W. Skeehan
Joseph W. Skeehan
Chief Executive Officer and President

/s/ Donald P. Wells
Donald P. Wells
Chief Financial Officer