Form 10-Q/A
period 2007-03-31
JMG Exploration, Inc.
filed 2007-11-30
CIK 1299967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

JMG Exploration, Inc.
FORM 10-Q/A
INTRODUCTORY NOTE

This Amendment No. 1 to the quarterly report on Form 10-Q/A (“Form 10-Q/A”) is being filed to amend the company’s quarterly report on Form 10-Q for the period ended March 31, 2007, which was originally filed on July 26, 2007 (“Original Form 10-Q”).

On November 19, 2007 the Company determined that an impairment in undeveloped land of $1,861,458 should have been reflected in the March 31, 2007 financial statements. The company's management, in consultation with the chairman of the audit committee, has discussed these restatements with Hein & Associates LLP, its independent registered public accounting firm.

This Form 10-Q/A amends and restates:

Part I — Item 1. Financial Statements

•

Condensed Consolidated Balance Sheets

•

Condensed Consolidated Statements of Earnings

•

Condensed Consolidated Statements of Cash Flows

•

Condensed Consolidated Statements of Stockholders’ Equity

•

Condensed Consolidated Statements of Comprehensive Income (Loss)

•

Footnote .4 Property and Equipment

Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

Depletion, depreciation and impairment expense.

•

Liquidity and capital resources: Cash flow used in operations

•

Outlook and proposed transactions

 We are also updating the Signature Page and certifications of our Chief Executive and Chief Financial Officers on Exhibits 31.1, 31.2 and 32.1 and 32.2.

This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q, other than the restatement for the matter discussed above. Such events include, among others, the events described in the company’s current reports on Form 8-K filed and Forms 10-Q after the date of the Original Form 10-Q.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

JMG Exploration, Inc.

CONSOLIDATED BALANCE SHEETS

As of	March 31 2007 (restated) (1)	December 31 2006
ASSETS	(unaudited)
Current
Cash and cash equivalents	$ 4,268,852	$ 567,426
Accounts receivable	863,069	1,331,667
Prepaid expenses	37,782	48,062
	5,169,703	1,947,155

Other assets	73,136	30,000
Oil and gas properties (accounted for under the successful efforts method of accounting), net of depreciation, depletion and amortization	3,010,405	4,928,393
Oil and gas properties held for resale (accounted for under the successful efforts method of accounting), net of depreciation, depletion and amortization	-	3,107,876
Other property and equipment, net of depreciation	56,212	102,179
	$ 8,309,456	$ 10,115,603
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$ 310,162	$ 715,751
Accrued liabilities	546,160	990,484
Due to JED Oil Inc.	1,896,957	1,426,449
Promissory note payable	-	1,500,000
Total current liabilities	2,753,279	4,632,684
Asset retirement obligations	67,601	111,096
	2,820,880	4,743,780
Stockholders’ equity
Share capital
Common stock - $.001 par value; 25,000,000 shares authorized; 5,188,409 shares issued and outstanding	5,188	5,188
Preferred stock - $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2007 and 2005.	-	-
Additional paid-in capital	24,827,826	24,765,383
Share purchase warrants	2,184,452	2,184,452
Accumulated deficit	(21,505,307)	(21,564,715)
Accumulated other comprehensive earnings	(23,583)	(18,485)
	5,488,576	5,371,823
	$ 8,309,456	$ 10,115,603
(1) See Note 2 – Restatement of 2007 interim Financial Statement

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

For the	Three month period ended March 31,
	2007	2006
Revenue	(restated) (1)	(restated) (2)
Gross Revenue	$ 194,412	633,611
Less royalties	(62,692)	(180,876)
	131,720	452,735

Expenses
General and administrative	290,257	293,363
Production expenses	63,810	135,462
Geophysical and geological expense	-	-
Depletion, depreciation and impairment	2,097,351	1,007,695
Accretion on asset retirement obligation	2,329	1,671
	2,453,747	1,438,191
Net loss from operations	(2,322,027)	(985,456)

Other Income and Expense
Gain on sale of oil and gas properties	2,370,546	-
Interest income	16,965	-
Interest expense	(19,445)	(23,897)
other	13,369	-
	2,381,435	(23,897)
Net income (loss)	59,408	(1,009,353)
Less: deemed dividend on warrant extension	-	(552,846)
Net income (loss) applicable to common shareholders	$ 59,408	$ (1,562,199)
Basic weighted average shares outstanding	5,188,409	5,036,049

Net income (loss) for the period per share, basic and diluted	$ 0.01	$ (0.31)
(1) See Note 2 – Restatement of 2007 interim Financial Statements (2) See Note 3 – Restatement of 2006 interim Financial Statements

         The accompanying notes are an integral part of these  consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three month period ended March 31,
For the	2007	2006
OPERATIONS	(restated) (1)	(restated) (2)
Net income (loss) for the period	$ 59,408	$ (1,009,353)
Adjustments to reconcile net loss to cash flows from operating activities:
Stock-based compensation	62,443	24,868
Depletion, depreciation and accretion	2,099,681	1,009,366
Gain on sale of property and equipment	(2,370,546)	-
Other changes:
Decrease in accounts receivable	468,598	791,089
Decrease (increase) in prepaid expenses	10,280	(126,938)
Decrease in accounts payable and accrued liabilities	(849,913)	(1,844,389)
Increase (decrease) in due to JED Oil Inc.	470,508	(146,349)
Increase (decrease) in asset retirement obligation	(43,495)	-
Cash used in operating activities	(93,036)	(1,301,706)
INVESTING
Proceeds on disposition of property	5,454,437	-
Purchase of property and equipment	(155,236)	(1,097,006)
Decrease (increase) in Other Property & Equipment	43,495	-
Decrease (increase) in other assets	(43,136)	-
Cash used in investing activities	5,299,560	(1,097,006)
FINANCING
Borrowing under Promissory Note	-	1,500,000
Payment on Promissory Note	(1,500,000)	-
Issue of common shares, net of issue costs	-	417,873
Cash provided by financing activities	(1,500,000)	1,917,873
Effect of foreign exchange on cash and cash equivalents	(5,098)	(17,990)
Net increase (decrease) in cash and cash equivalents	3,701,426	(498,829)
Cash and cash equivalents, beginning of period	567,426	1,150,965
Cash and cash equivalents, end of period	$ 4,268,852	$ 652,136
(1) See Note 2 – Restatement of 2007 interim Financial Statements (2) See Note 3 – Restatement of 2006 interim Financial Statements

   The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Share Purchase Warrants	Accumu-lated Deficit	Accumu-lated Other Compre-hensive Loss	Total
	No. Shares	Amt
	#	$	$	$	$	$	$	$
Balance at December 31, 2005 (restated) (2)	4,997,578	4,997	-	19,947,103	2,248,663	(9,037,083)	(2,697)	13,160,983
Warrants exercised for common stock	137,371	137	-	731,367	(64,211)	-	-	667,293
Exercise of stock options	53,460	54	-	201,902	-	-	-	201,956
Stock based compensation	-	-	-	1,993,629	-	-	-	1,993,629
Extension of Warrant Expiration Dates to January 15, 2007	-	-	-	552,846	-	(552,846)	-	-
Extension of Warrant Expiration Dates to January 15, 2008	-	-	-	1,338,536	-	(1,338,536)	-	-
Net loss for the year ended December 31, 2006	-	-	-	-	-	(10,636,250)	-	(10,636,250)
Foreign exchange translation	-	-	-	-	-	-	(15,788)	(15,788)
Balance at December 31, 2006	5,188,409	5,188	-	24,765,383	2,184,452	(21,564,715)	(18,485)	5,371,823
Stock based compensation				62,443				62,443
Net income for the three months ended March 31, 2007	-	-	-	-	-	59,408	-	59,408
Foreign exchange translation	-	-	-	-	-	-	(5,098)	(5,098)
Balance at March 31, 2007 (restated) (1) (unaudited)	5,188,409	5,188	-	24,827,826	2,184,452	(21,505,307)	(23,583)	5,488,576
(1) See Note 2 – Restatement of 2007 interim Financial Statements (2) See Note 3 – Restatement of 2006 interim Financial Statements

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (unaudited)

	Three month period ended March 31,
	2007	2006
	(restated) (1)	(restated) (2)
Net income (loss) for the period	$ 59,408	$ (1,009,353)

Other comprehensive income:
Foreign exchange translation adjustment	(5,098)	(17,990)
Comprehensive income ( loss) for the period	$ 54,310	$ (1,027,343)
(1) See Note 2 – Restatement of 2007 interim Financial Statements (2) See Note 3 – Restatement of 2006 interim Financial Statements

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

2.  RESTATEMENT OF 2007 INTERIM FINANCIAL STATEMENTS

On November 19, 2007 the Company determined that an impairment in undeveloped land of $1,861,458 should have been reflected in the March 31, 2007 financial statements.

The effects of the depletion and impairment restatement of $1,861,458 on expenses, net income for the period, net income applicable to common shareholders, and basic and diluted earnings per share for the three month period ended March 31, 2007 are as follows:

For the three month period ended March 31, 2007
	As Originally Reported	Restatement Adjustments	As Restated
	(unaudited)	(unaudited)	(unaudited)
Expenses	$ 529,846	$ 1,861,458	$ 2,391,304
Net income for the period	$ 1,920,866	$ (1,861,458)	$ 59,408
Net income applicable to common shareholders	$ 1,920,866	$ (1,861,458)	$ 59,408
Net income for the period per share: basic and diluted	$ 0.37	$(0.36)	$ 0.01

The effects of the depletion and impairment restatement of $1,861,458 on property and equipment, total assets, accumulated deficit and shareholders’ equity as of  March 31, 2007 are as follows.

March 31, 2007
	As Originally Reported	Restatement Adjustments	As Restated
Property and equipment	$ 4,871,863	$ (1,861,458)	$ 3,010,405
Total assets	$ 10,170,914	$ (1,861,458)	$ 8,309,456
Accumulated deficit	$ (19,643,849)	$ (1,861,458)	$ (21,505,307)
Shareholders’ equity	$ 7,350,034	$ (1,861,458)	$ 5,488,576

3.  RESTATEMENT OF 2006 INTERIM FINANCIAL STATEMENTS

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

4. SIGNIFICANT ACCOUNTING POLICIES

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

5.  PROPERTY AND EQUIPMENT

Depletion and depreciation expense was $2,097,351 and $1,007,695 for the three months ended March 31, 2007 and 2006. Undeveloped land and other assets not related to petroleum and natural gas properties were excluded from the depletion calculation.

Oil and gas properties (accounted for under the successful efforts method of accounting)

	March 31, 2007	December 31, 2006
	(unaudited)
Petroleum and natural gas properties	$ 6,117,224	$ 5,961,987
Undeveloped Properties	4,086,721	4,086,722
Accumulated depletion, depreciation and amortization	(7,193,540)	(5,120,316)
	$ 3,010,405	$ 4,928,393

Oil and gas properties held for resale (accounted for under the successful efforts method of accounting)

	March 31, 2007	December 31, 2006
	(unaudited)
Petroleum and natural gas properties	$ -	$ 10,231,212
Undeveloped Properties		2,174,170
Accumulated depletion, depreciation and amortization		(9,297,506)
	$ -	$ 3,107,876

Other property and equipment

	March 31, 2007	December 31, 2006
(unaudited)
Property and Equipment	$ 73,403	$ 119,227
Accumulated depreciation	(17,191)	(17,048)
	$ 56,212	$ 102,179

6.  PROMISSORY NOTE

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

7.  RELATED PARTY TRANSACTIONS

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

8. ASSET RETIREMENT OBLIGATION

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

Depletion, depreciation and impairment expense. Depletion, depreciation and impairment expense were $2,097,351 and $1,007,695 for the three months ending March 31, 2007 and 2006. The increase was due to an impairment charge of $1,861,458 in 2007 principally attributable to undeveloped land as offset by  impairment charges of $4,863,820 recorded in the year ended December 31, 2006 that reduced the depletable cost basis and the sale of oil and gas assets in North Dakota effective January 2007.

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

As of March 31, 2007, we had an accumulated deficit of $21,505,307and have insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. JMG is presently exploring a range of strategic alternatives, including a possible sale or merger with another party.

Cash flow used in operations. Cash utilized by operating activities was $93,036 and $1,301,706 for the three months ended March 31, 2007 and 2006. The use of cash in 2007 was principally attributable to net income of $59,408 which was decreased by the gain on sale of property and equipment of $2,370,546 and the cash requirements related to the decrease in accounts payable of $849,913. These cash requirements were offset by a decrease in accounts receivable of $468,598 which provided cash and depletion, depreciation and accretion expense of $2,099,681, an increase in due to JED Oil of $470,508 and a decrease in prepaid expenses of $10,280 which did not utilize cash.

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

Restatement of 2007 Interim Financial Statements

On November 19, 2007 the Company determined that an impairment in undeveloped land of $1,861,458 should have been reflected in the March 31, 2007 financial statements.

The effects of the depletion and impairment restatement of $1,861,458 on expenses, net income for the period, net income applicable to common shareholders, and basic and diluted earnings per share for the three month period ended March 31, 2007 are as follows:

For the three month period ended March 31, 2007
	As Originally Reported	Restatement Adjustments	As Restated
	(unaudited)	(unaudited)	(unaudited)
Expenses	$ 529,846	$ 1,861,458	$ 2,391,304
Net income for the period	$ 1,920,866	$ (1,861,458)	$ 59,408
Net income applicable to common shareholders	$ 1,920,866	$ (1,861,458)	$ 59,408
Net income for the period per share: basic and diluted	$ 0.37	$(0.36)	$ 0.01

The effects of the depletion and impairment restatement of $1,861,458 on property and equipment, total assets, accumulated deficit and shareholders’ equity as of  March 31, 2007 are as follows.

March 31, 2007
	As Originally Reported	Restatement Adjustments	As Restated
Property and equipment	$ 4,871,863	$ (1,861,458)	$ 3,010,405
Total assets	$ 10,170,914	$ (1,861,458)	$ 8,309,456
Accumulated deficit	$ (19,643,849)	$ (1,861,458)	$ (21,505,307)
Shareholders’ equity	$ 7,350,034	$ (1,861,458)	$ 5,488,576

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

Outlook and Proposed Transactions

As of March 31, 2007, we had an accumulated deficit of $21,505,307 and have insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. JMG is presently exploring a range of strategic alternatives, including a possible sale or merger with another party.

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

JMG Exploration, Inc

Date: November 30, 2007	/s/ Joseph W. Skeehan
Joseph W. Skeehan
Chief Executive Officer, Chief Financial Officer, and President