Form 10-Q/A
period 2007-06-30
JMG Exploration, Inc.
filed 2007-11-30
CIK 1299967

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

JMG Exploration, Inc.
FORM 10-Q/A
INTRODUCTORY NOTE

This Amendment No. 1 to the quarterly report on Form 10-Q/A (“Form 10-Q/A”) is being filed to amend the company’s quarterly report on Form 10-Q for the period ended June 30, 2007, which was originally filed on August 9, 2007 (“Original Form 10-Q”).

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

		Page
		No.
	Part I Financial Information

Item 1	Consolidated Financial Statements	3 - 7

	Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006.	3

	Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2007 and 2006 (restated) and the six months ended June 30, 2007 and 2006 (restated).	4

	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2007 and 2006 (restated) and the six months ended June 30, 2007 and 2006 (restated).	5

	Consolidated Statements of Shareholders’ Equity (unaudited) for the three months ended March 31, 2007 and 2006 (restated) and the six months ended June 30, 2007 and 2006 (restated).	6

	Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2007 and 2006 (restated) and the six months ended June 30, 2007 and 2006 (restated).	7

	Notes to Consolidated Financial Statements (unaudited)	8 - 13

Item 2	Managements Discussion and Analysis of Financial Condition and Results of Operations	14 – 21

Item 3	Quantitative and Qualitative Disclosures About Market Risk	21 – 22

Item 4T	Controls and Procedures	22

	Part II Other Information

Item 1	Legal Proceedings	23

Item 1A	Risk Factors	23

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3	Defaults Upon Senior Securities	23

Item 4	Submission of Matters to a Vote of Security Holders	23

Item 5	Other Information	23

Item 6	Exhibits	23

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

JMG Exploration, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (restated) (1)	December 31 2006
ASSETS	(unaudited)
Current
Cash and cash equivalents	$ 4,263,283	$ 567,426
Accounts receivable	675,234	1,331,667
Prepaid expenses	53,676	48,062
Total current assets	4,992,193	1,947,155

Other assets	73,136	30,000
Oil and gas properties (accounted for under the successful efforts method of accounting), net of depreciation, depletion and amortization	2,859,428	4,928,393
Oil and gas properties held for resale (accounted for under the successful efforts method of accounting), net of depreciation, depletion and amortization	-	3,107,876
Other property and equipment, net of depreciation	56,069	102,179
	$ 7,980,826	$ 10,115,603
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$ 170,351	$ 715,751
Accrued liabilities	625,393	990,484
Due to JED Oil Inc.	2,030,717	1,426,449
Promissory note payable	-	1,500,000
Total current liabilities	2,826,461	4,632,684
Asset retirement obligations	69,969	111,096
	2,896,430	4,743,780
Stockholders’ equity
Share capital
Common stock - $.001 par value; 25,000,000 shares authorized; 5,188,409 shares issued and outstanding	5,188	5,188
Preferred stock - $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2007 and 2005.	-	-
Additional paid-in capital	24,890,269	24,765,383
Share purchase warrants	2,184,452	2,184,452
Accumulated deficit	(21,939,138)	(21,564,715)
Accumulated other comprehensive earnings	(56,375)	(18,485)
Total stockholders’ equity	5,084,396	5,371,823
	$ 7,980,826	$ 10,115,603
(1) See Note 2 – Restatement of 2007 interim Financial Statement

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three month period ended June 30,		For the six month period ended June 30,
	2007	2006	2007	2006
Revenue		(restated) (2)	(restated) (1)	(restated) (2)
Gross Revenue	$ 221,113	$ 633,611	$ 376,537	$ 1,282,919
Less royalties	(53,562)	158,094	(77,267)	(354,667)
Net revenue	167,551	475,517	299,270	928,252

Expenses
General and administrative	404,323	338,494	694,579	631,857
Production expenses	74,590	56,186	138,399	191,648
Geophysical and geological expense	-	-	-	-
Depletion, depreciation and impairment	151,117	839,743	2,248,468	1,847,208
Accretion on asset retirement obligation	2,368	1,937	4,697	3,838
Total expenses	632,398	1,236,360	3,086,143	2,674,551
Net loss from operations	(464,847)	(760,843)	(2,786,873)	(1,746,299)

Other Income and Expense
Gain on sale of oil and gas properties	-	-	2,370,546	-
Interest income	31,014	-	47,979	-
Interest expense	-	(89,975)	(19,444)	(113,872)
other	-	-	13,369	-
Total other income and expense	31,014	(89,975)	2,412,450	(113,872)
Net income (loss)	(433,833)	(850,818)	(374,423)	(1,860,171)
Less: deemed dividend on warrant extension	-	-	-	552,846
Net income (loss) applicable to common shareholders	$ (433,833)	$ (850,818)	$ (374,423)	$ (2,413,017)
Basic and diluted weighted average shares outstanding	5,188,409	5,094,773	5,188,409	5,090,825

Net income (loss) for the period per share, basic and diluted	$ (0.08)	$ (0.17)	$ (0.07)	$ (0.47)
(1) See Note 2 – Restatement of 2007 interim Financial Statement (2) See Note 3 – Restatement of 2006 interim Financial Statements

         The accompanying notes are an integral part of these  consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six month period ended June 30,
	2007	2006
OPERATIONS	(restated) (1)	(restated) (2)
Net income (loss) for the period	$ (374,423)	$ (1,860,171)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Stock-based compensation	124,886	50,012
Depletion, depreciation, impairment and accretion	2,253,166	1,851,046
Gain on sale of property and equipment	(2,370,546)
Other changes:
Decrease (increase) in accounts receivable	656,434	(326,755)
Decrease (increase) in prepaid expenses	(5,614)	(205,116)
Increase (decrease) in accounts payable and accrued liabilities	(910,489)	1,131,424
Increase (decrease) in due to JED Oil Inc.	604,268	(2,117,079)
Increase (decrease) in asset retirement obligation	(43,495)	-
Cash used in operating activities	(65,813)	(1,476,639)
INVESTING
Proceeds on disposition of property	5,454,437
(Purchase) sale of property and equipment	(155,236)	(841,162)
Decrease (increase) in Other Property & Equipment	43,495
Decrease (increase) in other assets	(43,136)
Cash provided by (used in) investing activities	5,299,560	(841,162)
FINANCING
Borrowing under Promissory Note	-	1,500,000
Payment on Promissory Note	(1,500,000)	-
Issue of common shares, net of issue costs	-	478,304
Cash provided (used in) by financing activities	(1,500,000)	1,978,304
Effect of foreign exchange on cash and cash equivalents	(37,890)	(15,024)
Net increase (decrease) in cash and cash equivalents	3,695,857	(354,521)
Cash and cash equivalents, beginning of period	567,426	1,150,965
Cash and cash equivalents, end of period	$ 4,263,283	$ 796,444
(1) See Note 2 – Restatement of 2007 interim Financial Statement (2) See Note 3 – Restatement of 2006 interim Financial Statements

   The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Share Purchase Warrants	Accumu-lated Deficit	Accumu-lated Other Compre-hensive Loss	Total
	No. Shares	Amt
	#	$	$	$	$	$	$	$
Balance at December 31, 2005 (restated) (2)	4,997,578	4,997	-	19,947,103	2,248,663	(9,037,083)	(2,697)	13,160,983
Warrants exercised for common stock	137,371	137	-	731,367	(64,211)	-	-	667,293
Exercise of stock options	53,460	54	-	201,902	-	-	-	201,956
Stock based compensation	-	-	-	1,993,629	-	-	-	1,993,629
Extension of Warrant Expiration Dates to January 15, 2007	-	-	-	552,846	-	(552,846)	-	-
Extension of Warrant Expiration Dates to January 15, 2008	-	-	-	1,338,536	-	(1,338,536)	-	-
Net loss for the year ended December 31, 2006	-	-	-	-	-	(10,636,250)	-	(10,636,250)
Foreign exchange translation	-	-	-	-	-	-	(15,788)	(15,788)
Balance at December 31, 2006	5,188,409	5,188	-	24,765,383	2,184,452	(21,564,715)	(18,485)	5,371,823
Stock based compensation	-	-	-	124,886	-	-	-	124,886
Net loss for the six months ended June 30, 2007	-	-	-	-	-	(374,423)	-	(374,423)
Foreign exchange translation	-	-	-	-	-		(37,890)	(37,890)
Balance at June 30, 2007 (restated) (1) (unaudited)	5,188,409	5,188	-	24,890,269	2,184,452	(21,939,138)	(56,375)	5,084,396
(1) See Note 2 – Restatement of 2007 interim Financial Statement (2) See Note 3 – Restatement of 2006 interim Financial Statements

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (unaudited)

	Three month period ended June 30,	Six month period ended June 30,
	2007	2006	2007	2006
		(restated) (2)	(restated) (1)	(restated) (2)
Net income (loss) for the period	$ (433,833)	$ (850,818)	$ (374,423)	$ (1,860,171)

Other comprehensive income (loss):
Foreign exchange translation adjustment	(32,792)	2,966	(37,890)	(15,024)
Comprehensive loss for the period	$ (466,625)	$ (847,852)	$ (412,313)	$ (1,875,195)
(1) See Note 2 – Restatement of 2007 interim Financial Statement (2) See Note 3 – Restatement of 2006 interim Financial Statements

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

The effects of the depletion and impairment restatement of $1,861,458 on expenses, net income for the period, net income applicable to common shareholders, and basic and diluted earnings per share for the three and six month periods ended June 30, 2007 are as follows:

	For the three month period ended June 30, 2007			For the six month period ended June 30, 2007
	As Originally Reported	Restatement Adjustments	As Restated	As Originally Reported	Restatement Adjustments	As Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses	$ 632,398	-	$ 632,398	$ 1,224,685	$ 1,861,458	$ 3,086,143
Net income (loss) for the period	$ (433,833)	-	$ (433,833)	$ 1,487,035	$ (1,861,458)	$ (374,423)
Net income (loss) applicable to common shareholders	$ (433,833)	-	$ (433,833)	$ 1,487,035	$ (1,861,458)	$ (374,423)
Net income (loss) for the period per share: basic and diluted	$ (0.08)	-	$ (0.08)	$ 0.29	$(0.36)	$(0.07)

The effects of the depletion and impairment restatement of $1,861,458 on property and equipment, total assets, accumulated deficit and shareholders’ equity as of  June 30, 2007 are as follows.

June 30, 2007
	As Originally Reported	Restatement Adjustments	As Restated
Property and equipment	$ 4,720,886	$ (1,861,458)	$ 2,859,428
Total assets	$ 9,842,284	$ (1,861,458)	$ 7,980,826
Accumulated deficit	$ (20,077,680)	$ (1,861,458)	$ (21,939,138)
Shareholders’ equity	$ 6,945,854	$ (1,861,458)	$ 5,084,396

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

5.  PROPERTY AND EQUIPMENT

Depletion and depreciation expense was $151,117 and $839,743 for the three months ended June 30, 2007 and 2006, and $2,248,468 and $1,847,208 for the six months ended June 30, 2007 and 2006. Undeveloped land and other assets not related to petroleum and natural gas properties were excluded from the depletion calculation.

Oil and gas properties (accounted for under the successful efforts method of accounting)

	June 30, 2007	December 31, 2006
	(unaudited)
Petroleum and natural gas properties	$ 6,117,224	$ 5,961,987
Undeveloped Properties	4,086,721	4,086,722
Accumulated depletion, depreciation and amortization	(7,344,517)	(5,120,316)
	$ 2,859,428	$ 4,928,393

Oil and gas properties held for resale (accounted for under the successful efforts method of accounting)

	June 30, 2007	December 31, 2006
	(unaudited)
Petroleum and natural gas properties	$ -	$ 10,231,212
Undeveloped Properties		2,174,170
Accumulated depletion, depreciation and amortization		(9,297,506)
	$ -	$ 3,107,876

Other property and equipment

	June 30, 2007	December 31, 2006
(unaudited)
Property and Equipment	$ 73,403	$ 119,227
Accumulated depreciation	(17,334)	(17,048)
	$ 56,069	$ 102,179

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

•

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

•

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

8. ASSET RETIREMENT OBLIGATION

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

Depletion, depreciation and impairment expense. Depletion, depreciation and impairment expense were $151,117 and $839,743 for the three month period ended June 30, 2007 and 2006, and $2,248,468 and $1,847,208 for the six month period ended June 30, 2007 and 2006, respectively. The increase was due to an impairment charge of $1,861,458 in 2007 principally attributable to undeveloped land as offset by  impairment charges of $4,863,820 recorded in the year ended December 31, 2006 that reduced the depletable cost basis and the sale of oil and gas assets in North Dakota effective January 2007.

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

As of June 30, 2007, we had an accumulated deficit of $21,939,138 and have insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

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

The use of cash for the six months ended June 30, 2007 was principally attributable to a net loss of $374,423 which was increased by the gain on sale of property and equipment of $2,370,546 and the cash requirements related to the decrease in accounts payable of $910,489. These cash requirements were offset by a decrease in accounts receivable of $656,434 which provided cash and depletion, depreciation and accretion expense of $2,253,166, an increase in due to JED Oil of $604,268 and a increase in prepaid expenses of $5,614 which did not utilize cash.

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

•

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

•

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

The effects of the depletion and impairment restatement of $1,861,458 on expenses, net income for the period, net income applicable to common shareholders, and basic and diluted earnings per share for the three and six month periods ended June 30, 2007 are as follows:

	For the three month period ended June 30, 2007			For the six month period ended June 30, 2007
	As Originally Reported	Restatement Adjustments	As Restated	As Originally Reported	Restatement Adjustments	As Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses	$ 632,398	-	$ 632,398	$ 1,224,685	$ 1,861,458	$ 3,086,143
Net income (loss) for the period	$ (433,833)	-	$ (433,833)	$ 1,487,035	$ (1,861,458)	$ (374,423)
Net income (loss) applicable to common shareholders	$ (433,833)	-	$ (433,833)	$ 1,487,035	$ (1,861,458)	$ (374,423)
Net income (loss) for the period per share: basic and diluted	$ (0.08)	-	$ (0.08)	$ 0.29	$(0.36)	$(0.07)

The effects of the depletion and impairment restatement of $1,861,458 on property and equipment, total assets, accumulated deficit and shareholders’ equity as of  June 30, 2007 are as follows.

June 30, 2007
	As Originally Reported	Restatement Adjustments	As Restated
Property and equipment	$ 4,720,886	$ (1,861,458)	$ 2,859,428
Total assets	$ 9,842,284	$ (1,861,458)	$ 7,980,826
Accumulated deficit	$ (20,077,680)	$ (1,861,458)	$ (21,939,138)
Shareholders’ equity	$ 6,945,854	$ (1,861,458)	$ 5,084,396

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

 Outlook and Proposed Transactions

As of June 30, 2007, we had an accumulated deficit of $21,939,138 and have insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. JMG is presently exploring a range of strategic alternatives, including a possible sale or merger with another party.

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