Form 10-Q
period 2007-09-30
JMG Exploration, Inc.
filed 2007-11-30
CIK 1299967

copartnership UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

The number of shares outstanding of Registrant’s common stock, par value $0.01, as of September 30, 2007, was 5,188,409.

JMG Exploration, Inc.
Index to Form 10-Q Quarterly Report
to the Securities and Exchange Commission

		Page
		No.
	Part I Financial Information

Item 1	Consolidated Financial Statements	3 - 7

	Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006.	3

	Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2007 and 2006 (restated) and the nine months ended September 30, 2007 and 2006 (restated).	4

	Consolidated Statements of Cash Flows (unaudited) for the three months ended September 30, 2007 and 2006 (restated) and the nine months ended September 30, 2007 and 2006 (restated).	5

	Consolidated Statements of Shareholders’ Equity (unaudited) for the three months ended September 30, 2007 and 2006 (restated) and the nine months ended September 30, 2007 and 2006 (restated).	6

	Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended September 30, 2007 and 2006 (restated) and the nine months ended September 30, 2007 and 2006 (restated).	7

	Notes to Consolidated Financial Statements (unaudited)	8 - 13

Item 2	Managements Discussion and Analysis of Financial Condition and Results of Operations	14 – 20

Item 3	Quantitative and Qualitative Disclosures About Market Risk	20 – 21

Item 4T	Controls and Procedures	22

	Part II Other Information

Item 1	Legal Proceedings	23

Item 1A	Risk Factors	23

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3	Defaults Upon Senior Securities	23

Item 4	Submission of Matters to a Vote of Security Holders	23

Item 5	Other Information	23

Item 6	Exhibits	23

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

JMG Exploration, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31 2006
ASSETS	(unaudited)
Current
Cash and cash equivalents	$ 236,908	$ 567,426
Accounts receivable	135,418	1,331,667
Prepaid expenses	35,882	48,062
Total current assets	408,208	1,947,155

Other assets	73,136	30,000
Loan Receivable	3,000,000	-
Oil and gas properties (accounted for under the successful efforts method of accounting), net of depreciation, depletion and amortization	1,514,464	4,928,393
Oil and gas properties held for resale (accounted for under the successful efforts method of accounting), net of depreciation, depletion and amortization	-	3,107,876
Other property and equipment, net of depreciation	11,842	102,179
	$ 5,007,650	$ 10,115,603
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$ 107,863	$ 715,751
Accrued liabilities	579,998	990,484
Due to JED Oil Inc.	-	1,426,449
Promissory note payable	-	1,500,000
Total current liabilities	687,861	4,632,684
Asset retirement obligations	26,166	111,096
	714,027	4,743,780
Stockholders’ equity
Share capital
Common stock - $.001 par value; 25,000,000 shares authorized; 5,188,409 shares issued and outstanding	5,188	5,188
Preferred stock - $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2007 and 2006.	-	-
Additional paid-in capital	24,900,234	24,765,383
Share purchase warrants	2,184,452	2,184,452
Accumulated deficit	(22,770,264)	(21,564,715)
Accumulated other comprehensive earnings	(25,987)	(18,485)
Total stockholders’ equity	4,293,623	5,371,823
	$ 5,007,650	$ 10,115,603

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three month period ended September 30,		For the nine month period ended September 30,
	2007	2006	2007	2006
Revenue		(restated) (1)		(restated) (1)
Gross Revenue	$ 54,262	$ 527,554	$ 430,799	$ 1,810,475
Less royalties	(13,900)	(145,910)	(91,167)	(500,577)
Net revenue	40,362	381,644	339,632	1,309,898

Expenses
General and administrative	279,310	794,867	973,887	1,426,724
Production expenses	(20,146)	67,466	118,252	259,114
Geophysical and geological expense	-	-	-	-
Depletion, depreciation and impairment	53,196	2,235,998	2,301,669	4,059,608
Accretion on asset retirement obligation	281	2,714	4,978	30,162
Total expenses	312,641	3,101,045	3,398,786	5,775,608
Net loss from operations	(272,279)	(2,719,401)	(3,059,154)	(4,465,710)

Other Income and Expense
Gain (loss) on sale of oil and gas properties	(498,260)	-	1,872,286	-
Interest income	37,837	-	85,816	-
Interest expense	-	(42,559)	(19,444)	(156,431)
Other	(98,422)	-	(85,053)	-
Total other income and expense	(558,845)	(42,559)	1,853,605	(156,431)
Net loss	$ (831,124)	$ (2,761,960)	$ (1,205,549)	$ (4,622,141)
Less: Deemed Dividend on warrant extension	-	-	-	552,846
Net loss applicable to Common Shareholders	$ (831,124)	$ (2,761,960)	$ (1,205,549)	$ (5,174,987)
Basic and diluted weighted average shares outstanding	5,188,409	5,157,969	5,188,409	5,118,939

Net loss for the period per share, basic and diluted	$ (0.16)	$ (0.54)	$ (0.23)	$ (1.01)
(1) See Note 2 – Restatement of 2006 interim Financial Statements

         The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine month period ended September 30,
	2007	2006
OPERATIONS		(restated) (1)
Net income (loss) for the period	$ (1,205,549)	$ (4,622,141)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Stock-based compensation	134,851	674,874
Depletion, depreciation, impairment and accretion	2,306,647	4,089,768
Gain on sale of property and equipment	(1,872,286)	-
Other changes:
Decrease (increase) in accounts receivable	1,196,249	670,175
Decrease (increase) in prepaid expenses	12,180	(237,375)
Increase (decrease) in accounts payable and accrued liabilities	(1,018,374)	231,568
Increase (decrease) in due to JED Oil Inc.	(1,426,449)	(2,217,616)
Increase (decrease) in asset retirement obligation	(89,908)	-
Cash used in operating activities	(1,962,639)	(1,410,747)
INVESTING
Repayment (advance) of loan receivable	(3,000,000)	-
Proceeds on disposition of property	6,248,087	-
Purchase of property and equipment	(155,236)	(1,945,715)
Decrease in Other Property & Equipment	89,908	-
(Increase) in other assets	(43,136)	(1,100)
Cash provided by (used in) investing activities	3,139,623	(1,946,815)
FINANCING
Borrowing under Promissory Note	-	1,500,000
Payment on Promissory Note	(1,500,000)	-
Issue of common shares, net of issue costs	-	769,260
Cash provided (used in) by financing activities	(1,500,000)	2,269,260
Effect of foreign exchange on cash and cash equivalents	(7,502)	(16,683)
Net increase (decrease) in cash and cash equivalents	(330,518)	(1,104,985)
Cash and cash equivalents, beginning of period	567,426	1,150,965
Cash and cash equivalents, end of period	$ 236,908	$ 45,980
(1) See Note 2 – Restatement of 2006 interim Financial Statements

   The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Share Purchase Warrants	Accumu-lated Deficit	Accumu-lated Other Compre-hensive Loss	Total
	No. Shares	Amt
	#	$	$	$	$	$	$	$
Balance at December 31, 2005 (restated) (1)	4,997,578	4,997	-	19,947,103	2,248,663	(9,037,083)	(2,697)	13,160,983
Warrants exercised for common stock	137,371	137	-	731,367	(64,211)	-	-	667,293
Exercise of stock options	53,460	54	-	201,902	-	-	-	201,956
Stock based compensation	-	-	-	1,993,629	-	-	-	1,993,629
Extension of Warrant Expiration Dates to January 15, 2007	-	-	-	552,846	-	(552,846)	-	-
Extension of Warrant Expiration Dates to January 15, 2008	-	-	-	1,338,536	-	(1,338,536)	-	-
Net loss for the year ended December 31, 2006	-	-	-	-	-	(10,636,250)	-	(10,636,250)
Foreign exchange translation	-	-	-	-	-	-	(15,788)	(15,788)
Balance at December 31, 2006	5,188,409	5,188	-	24,765,383	2,184,452	(21,564,715)	(18,485)	5,371,823
Stock based compensation	-	-	-	134,851	-	-	-	134,851
Net loss for the nine months ended September 30, 2007	-	-	-	-	-	(1,205,549)	-	(1,205,549)
Foreign exchange translation	-	-	-	-	-		(7,502)	(7,502)
Balance at September 30, 2007 (unaudited)	5,188,409	5,188	-	24,900,234	2,184,452	(22,770,264)	(25,987)	4,293,623
(1) See Note 2 – Restatement of 2006 interim Financial Statements

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (unaudited)

	Three month period ended September 30,	Nine month period ended September 30,
	2007	2006	2007	2006
		(restated) (1)		(restated) (1)
Net loss for the period	$ (831,124)	$ (2,761,960)	$ (1,205,549)	$ (4,622,141)

Other comprehensive income:
Foreign exchange translation adjustment	30,388	(1,659)	(7,502)	(16,683)
Comprehensive loss for the period	$ (800,736)	$ (2,763,619)	$ (1,213,051)	$ (4,638,824)
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

On September 5, 2007 JMG signed a Share Exchange Agreement  with the shareholders of Newco Group Limited, a limited liability company organized under the laws of the British Virgin Islands (“Newco”), providing for the delivery to JMG of 100% of the outstanding stock of Newco in exchange for the delivery by JMG of 9,569,570 shares of JMG common stock representing approximately 65% of JMG’s capital stock post closing and assuming no exercise of 533,333 outstanding stock options and 4,062,551 outstanding warrants. After the share exchange, existing JMG shareholders will retain approximately a 35% equity interest in JMG on a partially diluted basis. JMG Exploration’s Board of Directors has approved the Share Exchange Agreement and is recommending shareholder approval of the transaction.

Newco previously owned approximately 14.5% of the outstanding ordinary shares of Iris Computers Ltd., a corporation organized under the laws of India and one of the leading distributors of IT products in India (“Iris”). Newco has an outstanding agreement with Iris and Iris shareholders to become a majority shareholder in Iris.

In conjunction with the Share Exchange Agreement JMG plans to place all remaining oil and gas assets and liabilities in a wholly owned subsidiary, JMG Energy, Inc., a Delaware corporation (the “Spin-off”.) JMG shareholders of record as of a date to be established are entitled to receive one share of JMG Energy for each share of JMG owned as of that date. The shares in JMG Energy are to be distributed to the shareholders of JMG concurrent with the closing of the Share Exchange Agreement.

JMG has not yet set the shareholder of record date for a proxy requesting their approval of the Share Exchange Agreement, the Spin-off and other matters. There can be no assurance that the shareholders will approve these transactions.

JMG has not realized a profit from operations since its incorporation on July 16, 2004.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The recovery of the Company’s assets and its ability to continue operations is dependent on successful production of economic quantities of hydrocarbons, or obtaining additional financing to fund its exploration activity.  The sale of certain properties on January 30, 2007 provided additional cash flow towards the Company’s ongoing operations, however, as of September 30, 2007, we had an accumulated deficit of $22,770,264, and have insufficient working capital to fund development and exploratory drilling opportunities.  These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The effects of the depletion restatement of $450,877 and $1,902,887 and the warrant deemed dividend of $0 and $552,846 on expenses, net loss for the period, net loss applicable to common shareholders, and basic and diluted earnings per share for the three and nine month periods ended September 30, 2006, respectively, are as follows:

	For the three month period ended September 30, 2006			For the nine month period ended September 30, 2006
	As Originally Reported	Restatement Adjustments	As Restated	As Originally Reported	Restatement Adjustments	As Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses	$ 2,692,727	$ 450,877	$ 3,143,614	$ 4,029,150	$ 1,902,887	$5,932,037
Net loss for the period	$ (2,311,083)	$ (450,877)	$ (2,761,960)	$ (2,719,254)	$ (1,902,887)	$ (4,622,141)
Net loss applicable to common shareholders	$ (2,311,083)	$ (450,877)	$ (2,761,960)	$ (2,719,254)	$ (2,455,733)	$ (5,174,987)
Net loss for the period per share: basic and diluted	$(0.45)	$(0.09)	$(0.54)	$(0.53)	$(0.48)	$(1.01)

The effects of the depletion and impairment restatement of $1,902,887, and the warrant deemed dividend of $552,846 on property and equipment, total assets, accumulated deficit and shareholders’ equity as of  September 30, 2006 are as follows.

September 30, 2006
	As Originally Reported	Restatement Adjustments	As Restated
Property and equipment	$ 14,862,035	$ (1,902,887)	$ 12,959,148
Total assets	$ 17,956,150	$ (1,902,887)	$ 16,053,263
Accumulated deficit	$ (10,035,274)	$ (2,455,733)	$ (12,491,007)
Shareholders’ equity	$ 13,609,623	$ (1,902,877)	$ 11,706,736

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

Income (loss) per Common Share

Income (loss) per share (“EPS”) is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share for the three and nine months ended September 30, 2007 and 2006 because their effect would be antidilutive in 2006 and 2007. The following shares were accordingly excluded from the net income/loss per share calculation.

	Three month period ended September 30,		Nine month period ended September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Stock warrants	4,062,551	4,102,068	4,062,551	4,102,068
Stock options	553,333	392,500	553,333	392,500
Total share excluded	4,615,884	4,494,568	4,615,884	4,494,568

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

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized.  As a result of this valuation allowance, the effective tax rate for the three and nine months ended September 30, 2007 and for the year ended December 31, 2006 is zero percent.

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

4.  PROPERTY AND EQUIPMENT

Depletion and depreciation expense was $53,196 and $2,235,998 for the three months ended September 30, 2007 and 2006, and $2,301,669 and $4,059,608 for the nine months ended September 30, 2007 and 2006. Undeveloped land and other assets not related to petroleum and natural gas properties were excluded from the depletion calculation.

Oil and gas properties (accounted for under the successful efforts method of accounting)

	September 30, 2007	December 31, 2006
	(unaudited)
Petroleum and natural gas properties	$ 2,595,430	$ 5,961,987
Undeveloped Properties	1,246,511	4,086,722
Accumulated depletion, depreciation and amortization	(2,327,477)	(5,120,316)
	$ 1,514,464	$ 4,928,393

Oil and gas properties held for resale (accounted for under the successful efforts method of accounting)

	September 30, 2007	December 31, 2006
	(unaudited)
Petroleum and natural gas properties	$ -	$ 10,231,212
Undeveloped Properties		2,174,170
Accumulated depletion, depreciation and amortization		(9,297,506)
	$ -	$ 3,107,876

Other property and equipment

	September 30, 2007	December 31, 2006
(unaudited)
Property and Equipment	$ 29,319	$ 119,227
Accumulated depreciation	(17,477)	(17,048)
	$ 11,842	$ 102,179

5.  LOAN RECEIVEABLE

In conjunction with the September 5, 2007 Share Exchange Agreement with the shareholders of Newco Group Limited, JMG provided Newco a $3,000,000 loan by to enable Newco to purchase additional shares in Iris representing approximately a 39% equity interest in Iris (excluding the 14.5% equity interest already owned by Newco).  As security for the loan, JMG received a security interest in the ordinary shares of Iris purchased by Newco with the proceeds of the JMG loan. As further security for the loan, JMG received an irrevocable proxy from ESAPI Ltd., a company organized under the laws of the Commonwealth of the Bahamas (“ESAPI”), granting to JMG the right to vote the shares of Iris currently owned by Newco that have been pledged to ESAPI by Newco as security for a loan by ESAPI to Newco. Newco has been determined to be a variable interest entity, however as JMG is not the primary beneficiary, the financial position and results of operations for Newco are not consolidated with JMG as of September 30, 2007.

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

During the three and nine months ended September 30, 2007, the Company entered into the following transactions with JED:

•

JED paid on behalf of the Company a total of nil for the three month period ended September 30, 2007 and 2006 for operating costs and capital related expenditures.  In consideration for the assignment of JED’s interest in certain oil and gas properties, JED charged the Company for drilling and other costs related to those properties for the three month period ended September 30, 2007 and 2006, in the amount of nil and $1,249,917.

•

JED paid on behalf of the Company a total of $221,660 and nil for the nine month period ended September 30, 2007 and 2006 for operating costs and capital related expenditures. JED also charged the Company $217,109 for payments to JMG’s partners paid by JED, and $4,333 in miscellaneous costs.  In consideration for the assignment of JED’s interest in certain oil and gas properties, JED charged the Company for drilling and other costs related to those properties for the nine month period ended September 30, 2007 and 2006, in the amount of $53,682 and $1,249,917.

The remaining North Dakota lands were sold to JED Oil Inc. in September 2007 in conjunction with the settlement of JMG’s outstanding balance due to JED Oil. The sale involved the following oil and gas properties:

?

Oil and gas properties in Niobara County, Wyoming,

?

Oil and gas properties in Candak County, North Dakota,

?

Undeveloped land in Divide County, North Dakota, and

?

Undeveloped land in Candak County, North Dakota.

An independent engineering report was obtained to support the valuation of the transaction which resulted on a loss on sale of $498,260. In conjunction with the transaction JMG settled its outstanding balance due to JED Oil of approximately $2.1 million by remitting the above properties, assigning accounts receivable and a cash payment to fund the difference.

Skeehan & Company

Joseph Skeehan, the Chief Executive Officer, President and a director of JMG is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $25,208 and $117,028 during the three and nine month periods ended September 30, 2007.

7. ASSET RETIREMENT OBLIGATION

As of September 30, 2007, the estimated present value of the Company’s asset retirement obligation was $26,166 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $281 and $4,978 was recorded for the three and nine month periods ending September 30, 2007.

Asset retirement obligations as of December 31, 2006	$111,096
Liabilities incurred	-
Liabilities settled	(89,908)
Accretion expense	4,978
Asset retirement obligations as of September 30, 2007	$ 26,166

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of financial results as provided by the management of JMG Exploration, Inc. (“JMG”) should be read in conjunction with the unaudited consolidated financial statements and notes for the three and nine month periods ended September 30, 2007, the audited financial statements and accompanying notes for the years ended December 31, 2006 and 2005 and the managements discussion and analysis for the years ended December 31, 2006 and 2005.

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

The remaining North Dakota lands were sold to JED Oil Inc. in September 2007 in conjunction with the settlement of JMG’s outstanding balance due to JED Oil of approximately $2.1 million by remitting the properties, assigning accounts receivable and a cash payment to fund the difference.

Results of operations

Revenue. Our revenue is dependent upon success in finding and developing oil and natural gas reserves. Our ownership interest in the production from these properties is measured in BOE per day, a term that encompasses both oil and natural gas production. Revenues were $40,362 and $381,644 for the three month periods ended September 30, 2007 and 2006, and $339,632 and $1,309,898 for the nine month periods ended September 30, 2007 and 2006, respectively. The decrease in revenue was principally due to the sale of oil and gas assets in North Dakota.

Critical to our revenue stream is the market price for crude oil. Commodity benchmark prices for crude oil is as follows:

	September 30,
	2007	2006
	(unaudited)	(unaudited)
West Texas Intermediate grade crude oil, per barrel	$ 79.93	$62.91

We may use derivative financial instruments when we deem them appropriate to hedge exposure to changes in the price of crude oil, fluctuations in interest rates and foreign currency exchange rates. JMG currently does not have any financial derivative contracts or fixed price contracts in place.

General and administrative expense. General and administrative expense relates to compensation and overhead for executive officers and fees for general operational and administrative services. We have contracted out all field personnel and equipment necessary for exploration activities, and for related administrative functions.  General and administrative expenses were $279,310 and $794,867 for the three month periods ended September 30, 2007 and 2006, and $973,887 and $1,426,724 for the nine month periods ended September 30, 2007 and 2006, respectively.  Expenses consist principally of salaries, consulting fees and office costs.  The decrease in general and administrative expense of  $515,557 and $452,837 for the three and nine month periods ended September 30, 2007 from the corresponding periods in the previous year was principally due to stock based compensation expense.

The Company has a stock option plan under which employees, directors and consultants are eligible to receive grants. The Corporation accounts for the stock option granted to consultants using the fair value recognition provisions of SFAS No. 123. Stock based compensation for the three and nine month periods ended September 30, 2007 was $8,395 and $134,851. Stock based compensation expense for the three and nine month periods ended September 30, 2006 was $624,862 and $674,874. The Company has adopted

Statement 123(R) using the modified-prospective method, therefore for the three and nine month periods ended September 30, 2006 the share-based payment was a result of expensing the stock options for employees as well as consultants on a straight line basis using the Black-Scholes option pricing model.

Production expense. Production costs include operating costs associated with field activities and geophysical and geological expense. Under the successful-efforts method, costs such as geological and geophysical, exploratory dry holes and delay rentals are expensed as incurred. Production expenses were $(20,146) and $67,466 for the three month period ended September 30, 2007 and 2006, and $118,252 and $259,114 for the nine month period ended September 30, 2007 and 2006, respectively. The decrease in production expense of $87,612 and $140,862 for the three and nine month periods ended September 30, 2007 from the corresponding periods in the previous year was principally due to the sale of oil and gas assets in North Dakota.

Depletion, depreciation and impairment expense. Depletion, depreciation and impairment expense were $53,196 and $2,235,998 for the three month period ended September 30, 2007 and 2006, and $2,301,669 and $4,059,608 for the nine month period ended September 30, 2007 and 2006, respectively. This decrease was due to impairment charges of $4,863,820 recorded in the year ended December 31, 2006 that reduced the depletable cost basis, and the sale of oil and gas assets in North Dakota effective January 2007 and Wyoming effective July 2007.

Accretion expense. As of September 30, 2007, the estimated present value of the Company’s asset retirement obligation was $26,166 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion expense of $281 and $4,978 was recorded for the three and nine month periods ending September 30, 2007.

As of September 30, 2006, the estimated present value of the Company’s asset retirement obligation was $108,804 based on estimated future cash requirements of $302,175, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $2,714 and $30,162 was recorded for the three and nine month periods ending September 30, 2006.

Loss on sale of oil and gas properties. On September 4, 2007, in conjunction with the settlement of JMG’s outstanding balance due to JED Oil, JMG signed an Offer Letter to remit its working interests in the remaining North Dakota lands to a related party for approximately $793,650. The transaction was effective July 1, 2007. As a result, JMG incurred a loss of $498,260 on the sale of these oil and gas properties.

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

Interest income. Interest income was $37,837 and $0 for the three month period ending September 30, 2007 and 2006, and $85,816 and $0 for the nine month period ending September 30, 2007 and 2006, respectively, an increase in the amount of $37,837 and $85,816 are due to greater cash balances on hand in the current year.

Interest expense. Interest expense was nil and $42,559 for the three month period ending September 30, 2007 and 2006, and was $19,444 and $156,431  for the nine month period ending September 30, 2007 and 2006, respectively. Interest expense decreased due to the repayment of the promissory note and interest by an unrelated industry partner on June 28, 2005.

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

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized.  As a result of this valuation allowance, the effective tax rate for three and nine months ended September 30, 2007 and for the year ended December 31, 2006 is zero percent.

Liquidity and capital resources

At September 30, 2007, we had $236,908 in cash and cash equivalents. Since our incorporation, we have financed our operating cash flow needs through private and public offerings of equity securities.

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

As of September 30, 2007, we had an accumulated deficit of $22,770,264 and have insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

On September 5, 2007 JMG signed a Share Exchange Agreement  with the shareholders of Newco Group Limited, a limited liability company organized under the laws of the British Virgin Islands (“Newco”), providing for the delivery to JMG of 100% of the outstanding stock of Newco in exchange for the delivery by JMG of 9,569,570 shares of JMG common stock representing approximately 65% of JMG’s capital stock post closing and assuming no exercise of 533,333 outstanding stock options and 3,863,351 outstanding warrants. After the share exchange, existing JMG shareholders will retain approximately a 35% equity interest in JMG on a partially diluted basis. JMG Exploration’s Board of Directors has approved the Share Exchange Agreement and is recommending shareholder approval of the transaction.

Newco previously owned approximately 14.5% of the outstanding ordinary shares of Iris Computers Ltd., a corporation organized under the laws of India and one of the leading distributors of IT products in India (“Iris”). Newco has an outstanding agreement with Iris and Iris shareholders to become a majority shareholder in Iris.

In conjunction with the above Share Exchange Agreement, JMG provided Newco a $3,000,000 loan by to enable Newco to purchase additional shares in Iris representing approximately a 39% equity interest in Iris (excluding the 14.5% equity interest already owned by Newco).  As security for the loan, JMG received a security interest in the ordinary shares of Iris purchased by Newco with the proceeds of the JMG loan. As further security for the loan, JMG received an irrevocable proxy from ESAPI Ltd., a company organized under the laws of the Commonwealth of the Bahamas (“ESAPI”), granting to JMG the right to vote the shares of Iris currently owned by Newco that have been pledged to ESAPI by Newco as security for a loan by ESAPI to Newco.

In conjunction with the Share Exchange Agreement JMG plans to place all remaining oil and gas assets and liabilities in a wholly owned subsidiary, JMG Energy, Inc., a Delaware corporation (the “Spin-off”.) JMG shareholders of record as of a date to be established are entitled to receive one share of JMG Energy for each share of JMG owned as of that date. The shares in JMG Energy are to be distributed to the shareholders of JMG concurrent with the closing of the Share Exchange Agreement.

JMG has not yet set the shareholder of record date for a proxy requesting their approval of the Share Exchange Agreement, the Spin-off and other matters. The can be no assurance that the shareholders will approve these transactions.

Cash flow used in operations. Cash utilized by operating activities was $(1,962,639) and $(1,410,747) for the nine months ended September 30, 2007 and 2006.

The use of cash for the nine months ended September 30, 2007 was principally attributable to net loss of $1,205,549 which was decreased by the gain on sale of property and equipment of $1,872,286 and the cash requirements related to the decrease in accounts payable of $1,018,374. These cash requirements were offset by a decrease in accounts receivable of $1,196,249 which provided cash and depletion, depreciation and accretion expense of $2,306,647, a decrease in due to JED Oil of $1,426,449 and a decrease in prepaid expenses of $12,180 which did not utilize cash.

The use of cash in for the nine months ended September 30, 2006 was principally attributable to the net loss of $4,622,141 which was attributed by an increase in accounts payable of $231,568, depletion, depreciation and accretion expense of $4,089,768 and stock-based compensation of $674,874 which did not utilize cash. These cash requirements were offset by a increase in accounts receivable of $670,175 which did not provide cash and a decrease in Due to JED Oil Inc. of $2,217,616 which utilized cash.

Cash flow used in investing activities. Cash provided (utilized) by investing activities was $3,139,623 and $(1,946,815) for the nine months ended September 30, 2007 and 2006, respectively.

Cash provided by investing activities for the nine months ended September 30, 2007 was principally attributable to proceeds of $6,248,087 from the sale of oil and gas property, offset by equipment required for ongoing production activities of $155,236. Cash utilized by investing activities in 2006 was entirely attributable to equipment requirements for drilling and development of oil and gas properties.

Cash flow used in financing activities. Cash provided (utilized) by financing activities was $(1,500,000) and $2,269,260 for the nine months ended September 30, 2007 and 2006, respectively.

The cash utilized for the nine months ended September 30, 2007 was due to the repayment of a $1,500,000 promissory note that originated in the same period in 2006.

The cash provided for the nine months ended September 30, 2006 was due to $1,500,000 proceeds from a promissory note and $769,260 in proceeds from warrants that were exercised during the period.

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

During the three months ended September 30, 2007, the Company entered into the following transactions with JED:

•

JED paid on behalf of the Company a total of nil for the three month period ended September 30, 2007 and 2006 for operating costs and capital related expenditures.  In consideration for the assignment of JED’s interest in certain oil and gas properties, JED charged the Company for drilling and other costs related to those properties for the three month period ended September 30, 2007 and 2006, in the amount of nil and $1,249,917.

•

JED paid on behalf of the Company a total of $221,660 and nil for the nine month period ended September 30, 2007 and 2006 for operating costs and capital related expenditures. JED also charged the Company $217,109 for payments to JMG’s partners paid by JED, and $4,333 in miscellaneous costs.  In consideration for the assignment of JED’s interest in certain oil and gas properties, JED charged the Company for drilling and other costs related to those properties for the nine month period ended September 30, 2007 and 2006, in the amount of $53,682 and $1,249,917.

The remaining North Dakota lands were sold to JED Oil Inc. in September 2007 in conjunction with the settlement of JMG’s outstanding balance due to JED Oil. The sale involved the following oil and gas properties:

?

Oil and gas properties in Niobara County, Wyoming,

?

Oil and gas properties in Candak County, North Dakota,

?

Undeveloped land in Divide County, North Dakota, and

?

Undeveloped land in Candak County, North Dakota.

An independent engineering report was obtained to support the valuation of the transaction which resulted on a loss on sale of $498,260. In conjunction with the transaction JMG settled its outstanding balance due to JED Oil of approximately $2.1 million by remitting the above properties, assigning accounts receivable and a cash payment to fund the difference.

In connection with these transactions the total amount payable to JED was nil at September 30, 2007.

Skeehan & Company. Joseph Skeehan, the Chief Executive Officer, President and a director of JMG is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $25,208 and $117,028 during the three and nine month periods ended September 30, 2007.

Outlook and Proposed Transactions

As of September 30, 2007, we had an accumulated deficit of $22,613,310 and have insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. JMG is presently exploring a range of strategic alternatives, including a possible sale or merger with another party. See “Liquidity and Capital Resources” for a discussion regarding the September 5, 2007 JMG Share Exchange Agreement with the shareholders of Newco Group Limited, a limited liability company organized under the laws of the British Virgin Islands

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4T. Controls and Procedures

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2007, management conducted an assessment of the effectiveness of the design and operation of the Company’s disclosure controls. Based on this assessment, management has determined that the Company’s disclosure controls as of September 30, 2007 were ineffective because of the material weakness discussed below.

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

Changes in Internal Control Over Financial Reporting

There was no change in JMG’s internal control over financial reporting during the nine month period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, JMG’s internal control over financial reporting.

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
Joseph W. Skeehan
Chief Executive Officer, Chief Financial Officer and President