Form 10-K/A
period 2006-12-31
JMG Exploration, Inc.
filed 2008-08-06
CIK 1299967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the annual report on Form 10-K/A (“Form 10-K/A”) is filed to amend JMG Exploration’s  annual report on Form 10-K for the period ended December 31, 2006, which was originally filed on June 17, 2007.

This Amendment No. 1 expands the discussion of Controls and Procedures pursuant to comments received by the Department of Corporate Finance of the Securities and Exchange Commission.

 We are also updating the Signature Page and certifications of our Chief Executive and Chief Financial Officers on Exhibits 31.1, 31.2 and 32.1 and 32.2.

This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K, other than the restatement for the matter discussed above. Such events include, among others, the events described in the company’s current reports on Form 8-K filed and Forms 10-Q after the date of the Original Form 10-K.

Table of Contents

Controls And Procedures

30

Exhibits and Financial Statement Schedules

46

Signatures

47

Controls And Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2006, management conducted an assessment of the effectiveness of the design and operation of the Company’s disclosure controls. Based on this assessment, management has determined that the Company’s disclosure controls as of December 31, 2006 were ineffective because of the material weakness discussed below.

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

A material weakness was identified during the audit of our December 31, 2006 financial statements. Our current auditors, Hein & Associates LLP, informed us of their concern that there was a lack of personnel with sufficient knowledge of US generally accepted accounting principles and SEC reporting requirements to ensure proper and timely evaluation of the Company’s activities and transactions. To address this weakness, the Company engaged consultants to assist with the preparation of the financial statements and other accounting issues. The Company did not retain outside experts to review its disclosure controls and procedures or its internal controls and consequently, no reports or recommendations regarding our controls were requested or prepared.

We have retained a bookkeeper/controller part-time  in 2007 who is familiar with US generally accepted accounting principles to maintain our financial records and assist in our audit. She has a bachelor’s degree in accounting and the total cost for her services in 2007 was $144,485.  Our financial consultant was a CPA with KPMG Peat Marwick for eight years and has been the Chief Financial Officer for three public companies. The cost of his services relative to financial reporting for 2006 was $41,500 (158 hours) and $18,070 (78 hours) for the March 31, June 30 and September 30, 2007 quarters.

 A material weakness was previously identified in the fourth quarter of 2005 when the Company was informed by our previous auditors, Ernst &Young LLP, of their concern relating to the ability of the Company’s accounting group to meet the Company’s ongoing reporting requirements. Specifically, the auditors felt JMG did not have sufficient staff with a knowledge of U.S. accounting principles and sufficiently trained staff to ensure appropriate internal controls existed. To address this weakness, the Company engaged consultants to assist with the preparation of the financial statements and other accounting issues. We contracted with four individuals to increase our staffing and to assist with the preparation of the financial statements, the SEC reports and other accounting issues. The Company took additional actions to reduce or eliminate the weakness in internal controls by using alternate staff for the financial reporting process, by engaging in more regular and substantive communication with JED on accounting matters, by proactively accessing and reviewing transactions on a periodic basis directly within JMG’s accounting system, and by continuing to work with independent experts pertaining to disclosure matters.

The Company moved its center of operations from Calgary, Canada to Pasadena, California, USA during the fourth quarter of 2006. During the 2006 audit, the new auditors identified a material error in the December 31, 2005 financial statements and related quarterly reports.  As a result of the restatement to the December 31, 2005 financial statements and related quarterly reports, JMG was unable to file its December 31, 2006 Form 10-K or its March 31, 2007 and June 30, 2007 Forms 10-Q by the dates required. We expect that JMG will continue to liquidate its operating properties and that future financial reporting requirements will continue to become less complex. Accordingly, no further action beyond what is stated above is considered necessary to address internal control weaknesses.

Changes in Internal Control Over Financial Reporting

There was no change in JMG’s internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, JMG’s internal control over financial reporting.

Exhibits and Financial Statement Schedules

Exhibits

Number	Exhibit
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, JMG Exploration Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 6, 2008	JMG Exploration Inc.

	By:	/s/ Joseph W. Skeehan

Joseph W. Skeehan
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on August 6, 2008.

Signature	Title
/s/ Joseph W. Skeehan	Chief Executive Officer, President, and Director (principal executive officer and principal financial and accounting officer)
Joseph W. Skeehan
/s/ Reginald Greenslade	Chairman and Director
Reginald Greenslade
/s/ Thomas J. Jacobsen	Director
Thomas J. Jacobsen
/s/ Reuben Sandler, Ph.D.	Director
Reuben Sandler, Ph.D.
/s/ Justin W. Yorke	Director
Justin W. Yorke