Form 10-Q/A
period 2007-03-31
JMG Exploration, Inc.
filed 2008-08-06
CIK 1299967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

Amendment No. 2 to the quarterly report on Form 10-Q/A (“Form 10-Q/A”) is filed to amend JMG Exploration’s quarterly report on Form 10-Q for the period ended March 31, 2007, which was originally filed on July 26, 2007 and amended on November 30, 2007.

This Amendment No. 2 expands the discussion of Controls and Procedures pursuant to comments received by the Department of Corporate Finance of the Securities and Exchange Commission.

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

		Page
		No.
	Part I Financial Information

Item 4T	Controls and Procedures	24

	Part II Other Information

Item 6	Exhibits	26
	Signatures	27

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

We have retained a bookkeeper/controller part time  in  2007 who is familiar with US generally accepted accounting principles to maintain our financial records and assist in our audit. She has a Bachelor’s degree in accounting and the total cost for her services during this quarter was approximately $13,880.  Our financial consultant was a CPA with KPMG Peat Marwick for eight years and has been the Chief Financial Officer for three public companies. The cost of his 44.5 hours of service relative to financial reporting during this quarter was approximately $10,580.

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

The September 30, 2007 Form 10-Q was also not filed by its due date as a result of an error discovered during the review process which required additional time to investigate and correct. The Company determined that an impairment in undeveloped land of $1,861,458 should have been reflected in the March 31, 2007 financial statements and accordingly amended the Forms 10-Q for March 31, 2007 and June 30, 2007. We expect that JMG will continue to liquidate its operating properties and that future financial reporting requirements will continue to become less complex. Accordingly, no further action beyond what is stated above is considered necessary to address internal control weaknesses.

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

JMG Exploration, Inc

Date: August 6, 2008	/s/ Joseph W. Skeehan
Joseph W. Skeehan
Chief Executive Officer, Chief Financial Officer, and President

26