Form 10-Q/A
period 2007-06-30
JMG Exploration, Inc.
filed 2008-08-06
CIK 1299967

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

EXPLANATORY NOTE

Amendment No. 2 to the quarterly report on Form 10-Q/A (“Form 10-Q/A”) is filed to amend JMG Exploration’s quarterly report on Form 10-Q for the period ended March 31, 2007, which was originally filed on August 9, 2007 and amended on November 30, 2007.

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

		Page
		No.
	Part I Financial Information

Item 4T	Controls and Procedures	25

	Part II Other Information

Item 6	Exhibits	27
	Signatures	28

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

We have retained a bookkeeper/controller part-time in 2007 who is familiar with US generally accepted accounting principles to maintain our financial records and assist in our audit. She has a Bachelor’s degree in accounting and the total cost for her services during this quarter was approximately $66,647.  Our financial consultant was a CPA with KPMG Peat Marwick for eight years and has been the Chief Financial Officer for three public companies. The cost of his 11.5 hours of service relative to financial reporting during this quarter was approximately $2,900.

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

27