Form 10-K
period 2007-12-31
JMG Exploration, Inc.
filed 2009-07-24
CIK 1299967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 001-32438

JMG Exploration, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State of other jurisdiction of incorporation or organization)	20-1373949 (I.R.S. Employer Identification No.)

180 South Lake Ave.

Seventh Floor

Pasadena, CA 91101
(Address of principal executive offices)

Registrant’s telephone number: (626) 792-3842

Securities registered pursuant to Section 12(b) of the Act:

Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                            Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)    Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate worldwide market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 15, 2009 was approximately $558,566 based on the closing price of $ 0.14 per share on that date.

The number of shares of the registrant’s Common Stock outstanding as of June 30, 2009 was 5,188,409.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

Business

Properties

6

Risk Factors

8

Legal Proceedings

11

Submission of Matters to a Vote of Security Holders

11

Market For Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

12

Management’s Discussion and Analysis of Financial Conditions and Results of Operations

13

Quantitative and Qualitative Disclosures About Market Risk

24

Financial Statements and Supplementary Data

24

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

24

Controls And Procedures

25

Other Information

27

Directors and Executive Officers of the Registrant

28

Executive Compensation

30

Security Ownership of Certain Beneficial Owners and Management  and Related Stockholder Matters

35

Certain Relationships and Related Transactions

37

Principle Accountant Fees and Services

39

Exhibits and Financial Statement Schedules

40

Signatures

42

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can often be identified by terminology such as may, will, should, expect, plan, intend, expect, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of JMG Exploration Inc. (“JMG”, “we”, “us” or the “Company”), or developments in the Company’s industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include, without limitation, fluctuation of natural gas prices, the ability of the Company to successfully collect its loan receivable, the ability of the Company to identify potential merger candidates, the sufficiency of remaining cash to fund ongoing operations. For additional factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, please see the risks and uncertainties described under “Business — Risk Factors” in Part I of this Annual Report. Certain of the forward-looking statements contained in this Report are identified with cross-references to this section and/or to specific risks identified under “Business — Risk Factors.” We undertake no obligation to update any forward-looking statements after the date of this Annual Report, whether as a result of new information, future events or otherwise.

PART I

Business

Overview

JMG Exploration, Inc. was incorporated under the laws of the State of Nevada on July 16, 2004 for the purpose of exploring for oil and natural gas in the United States and Canada. In August 2004, two private placements totaling $8.8 million were completed and exploration activities commenced. As discussed below, all of the properties under development, with the exception of the Pinedale natural gas wells and adjacent undeveloped land, have not met with developmental objectives and have been sold as of January 2008.

As of December 31, 2007, JMG has an accumulated deficit of $24,974,628 and has insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. Raising additional capital is not considered a viable strategy and JMG is exploring a possible sale or merger with another party.

To date JMG has been involved in the following oil and gas projects:

•

A joint venture on the Pinedale anticline in the Jonah field (Green River Basin) of western Wyoming targeting gas in the Upper Cretaceous Lance sandstone. Development commenced in 2006 and two wells were drilled in the North East quarter of the section. Both wells were completed and placed on production. Production operations were suspended in January of 2008 due to operational difficulties associated with high water production. Both wells were reactivated in May of 2008 as a result of increased gas prices. In conjunction with the reactivation, alternate arrangements for water disposal were negotiated and the dehydration facilities were optimized. The project is presently inactive awaiting capital for additional exploration and development.

•

A large farm-in agreement and direct purchase of acreage for several Williston Basin prospects in Divide and Burke Counties, northern North Dakota. In 2005 JMG participated in four Upper Devonian Bakken sandstone horizontal oil wells and four Mississippian Midale carbonate oil wells. For 2006 eight horizontal oil wells were drilled in the Midale. These prospect areas are referred to as Candak (approx. 35,000 gross acres), Myrtle (approx. 5,000 gross acres), Bluffton (approx. 5,000 gross acres), and Crosby (approx. 60,000 gross acres).

In January 2007 JMG sold its working interests in its lands in North Dakota where it had been targeting the Bakken zone for approximately  $5,078,500, subject to adjustment. This agreement excluded the North Dakota lands where JMG had been developing its Midale play.

The remaining North Dakota lands (Midale play) were sold to JED Oil Inc. in September 2007 in conjunction with the settlement of JMG’s outstanding balance due to JED Oil of approximately $2.1 million by remitting the properties, assigning accounts receivable and a cash payment to fund the difference.

•

Acreage in the Fellows Prospects in Weston County in eastern Wyoming on the eastern edge of the Powder River Basin. Targets were the Lower Cretaceous Dakota channel sands and the Permian/Pennsylvanian Minnelusa sands. Approximately 20,000 acres were acquired. Also included in the Fellows Prospects was over 5,000 acres in the Gordon Creek project in Carbon County, Utah.

The Fellows project was sold effective January 31, 2008 at approximately book value for $385,000.

Newco Loan

On September 5, 2007 JMG signed a Share Exchange Agreement  with the shareholders of Newco Group Limited, a limited liability company organized under the laws of the British Virgin Islands (“Newco”). In conjunction with the Share Exchange Agreement, in September 2007 JMG provided Newco a $3,000,000 loan to enable Newco to purchase a 39% equity interest in Iris Computers Ltd., one of the leading distributors of IT products in India (“Iris”).  As security for the loan, JMG received a security interest in the ordinary shares of Iris purchased by Newco with the proceeds of the JMG loan. As further security for the loan, JMG received an irrevocable proxy from ESAPI Ltd., a company organized under the laws of the Commonwealth of the Bahamas (“ESAPI”), granting to JMG the right to vote the 14.5% equity interest in Iris currently owned by Newco that have been pledged to ESAPI by Newco as security for a loan by ESAPI to Newco. This proxy expired December 31, 2008.

On January 3, 2008, JMG sent Newco notice that Newco was in default under the Loan Agreement and that JMG intended to exercise its remedies as a secured creditor if the default was not cured within 15 days of the notice, which remedies would include transferring the Iris shares that secure the loan into the name of JMG.

On January 4, 2008, JMG announced that the Share Exchange Agreement by and among JMG, Newco Group Ltd., ESAPI Ltd., and certain other parties, dated September 5, 2007, failed to close as of December 31st, 2007, and that JMG elected to exercise its right under the Share Exchange Agreement to terminate such agreement.

On February  8, 2008 JMG and Newco entered into an extension agreement allowing Newco until April 30, 2008 to repay the $3 million loan and accrued interest. In the event the note was not paid by that time, Newco agreed to have the 1,427,684 shares of Iris which secure the loan immediately transferred to JMG as payment in full of the outstanding obligations. Both parties also released the other from any liability resulting from the failure of the Share Exchange Agreement to be consummated.

On May 14, 2008 the extension agreement was modified to allow Newco until June 10, 2008 to repay the loan and accrued interest. As consideration for this modification, Newco paid accrued interest on the note through April 30, 2008 of $120,000 and an extension fee of $50,000.

On June 17, 2008 the extension agreement was modified to allow Newco until July 10, 2008 to repay the loan and accrued interest. As consideration for this modification, Newco agreed to an extension fee of $50,000, of which $25,000 was payable upon execution of the extension agreement.  The balance of the extension fee and the interest accrued to date is due and payable on July 10, 2008.

On July 22, 2008 JMG announced that Newco had failed to repay the $3 million loan and accrued interest and fees that was due July 10, 2008 and that on July 22, 2008 JMG issued a formal notice of default and started the process of transferring into the name of JMG the 1,427,684 shares of Iris which JMG held as security for the loan and which were registered in the name of Newco.  The transfer of the shares are to be liquidated damages and, upon transfer, constitute full repayment of the Newco Note.

Iris has indicated to JMG that they do not believe that the shares JMG holds as collateral were properly earned by Newco and that Iris will not transfer the shares into JMG’s name.

On December 2, 2008 JMG received a proposal from Newco and approved by Iris whereby Iris proposed to issue shares equal to 15% of Iris to JMG in full settlement of the outstanding issues. JMG was to originally receive 39% of Iris for the $3 million loan collateral and declined the settlement offer.

On February 9, 2009, JMG formally rejected this settlement proposal and submitted to Iris an application for the transfer of shares. Due to concerns regarding the ultimate value of the Iris shares received as collateral, JMG retained a financial consultant and obtained an independent valuation analysis of Iris based on financial information through September 30, 2008. As a result of this analysis, JMG recorded a valuation allowance of $1,850,000 as of December 31, 2007 and reduced the book value of the Iris shares to $1,150,000.

Potential Merger with JED

JED Oil Inc. (Amex: JDO) (“JED”) and JMG on February 27, 2006 announced they had signed a letter of intent to pursue a possible acquisition of JMG by JED.  The proposal would have offered two-thirds of a share of common stock of JED for each share of common stock of JMG.  On November 16, 2006, the independent members of JMG’s board decided not to proceed with the transaction.

Company History

JMG Exploration, Inc. was incorporated under the laws of the State of Nevada on July 16, 2004 for the purpose of exploring for oil and natural gas in the United States and Canada. In August 2004, JMG completed two private placements totaling $8.8 million, issuing 250,000 shares of common stock and 1,950,000 shares of convertible preferred stock, and commenced exploration activities.

JMG’s initial public offering closed on August 3, 2005. JMG issued 2,185,000 shares of common stock at a price of $5.00 and 2,185,000 warrants at a price of $0.10 for gross proceeds of $11,143,500. Simultaneously with the initial public offering, 1,950,000 preferred shares were converted to 1,950,000 shares of common stock.

Strategy

JMG’s business strategy is no longer based on drilling oil and natural gas exploratory projects. JMG seeks to maintain the value of its existing natural gas property in Pinedale, collect its note receivable from Newco Group Limited and continue to explore a possible sale or merger with another party.

JMG’s current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged.  However, JMG does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940.  A combination may be structured as a merger, consolidation, exchange of the JMG common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Private companies wishing to become publicly trading may wish to merge with JMG (a reverse merger or reverse acquisition) whereby the shareholders of the private company become the majority of the shareholders of the combined company.  Typically, the Board and officers of the private company become the new Board and officers of the combined Company and often the name of the private company becomes the name of the combined entity.

JMG does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources.  This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others.  JMG’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Certain types of business acquisition transactions may be completed without any requirement that JMG first submit the transaction to the stockholders for their approval.  In the event the proposed transaction is structured in such a fashion that stockholder approval is not required, holders of JMG’s securities should not anticipate that they will be provided with financial statements or any other documentation prior to the completion of the transaction.  Other types of transactions require prior approval of the stockholders.

In the event a proposed business combination or business acquisition transaction is structured in such a fashion that prior stockholder approval is necessary, JMG will be required to prepare a Proxy or Information Statement describing the proposed transaction, file it with the Securities and Exchange Commission for review and approval, and mail a copy of it to all JMG stockholders prior to holding a stockholders meeting for purposes of voting on the proposal. Minority shareholders that do not vote in favor of a proposed transaction will then have the right, in the event the transaction is approved by the required number of stockholders, to exercise statutory dissenter’s rights and elect to be paid the fair value of their shares.

JMG has not identified any business opportunity that it plans to pursue, nor has JMG reached any agreement or definitive understanding with any person concerning an acquisition. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity.  Furthermore, no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to JMG or its current stockholders.

Business Relationships with JED Oil Inc. and Enterra Energy Corp.

A Technical Services Agreement with JED Oil Inc. (A Canadian company affiliated through common stock ownership and management) was entered into effective January 1, 2004 under which JED agreed to provided JMG with all personnel, office space and equipment on an as needed basis. The agreement provided that JED bill for services at its cost, including overhead allocation, for all management, operating, administrative and support services. These services included engineering, geological and geophysical analysis, joint venture land activities, drilling operations, well and facility operations, marketing, corporate and business management, planning and budgeting, finance and treasury functions, accounting functions (including general, production and revenue and joint venture accounting, financial reporting, regulatory filing and reporting, corporate and commodity tax, and internal and joint venture audit), payroll, purchasing, human resources, legal services, insurance and risk management, government and regulatory affairs, computer services and information management, administrative services and record keeping, office services and leasing.

The Technical Services Agreement was terminated and replaced by a Joint Services Agreement at January 1, 2006 and JED continued to provide these services on an as-needed basis through the sale of the remaining oil properties in January 2008. Total expenses incurred under this agreement during the years ended December 31, 2007 and 2006 were $566,530 and $391,494, respectively.

JMG also had an Agreement of Business Principles with JED and Enterra Energy Corp. which was terminated September 28, 2006. This agreement addressed oil and gas development rights and responsibilities amongst the three parties.

Interpersonal Relationships with JED

The following officers and directors are affiliated with JED:

•

Thomas J. Jacobsen is a director of JMG and is Chief Executive Officer and a director of JED.

•

Justin W. Yorke is Chairman of the JED board of directors.

Oil and natural gas development and exploration.

JMG is no longer engaged in the development and exploratory drilling opportunities. JMG seeks to maintain the value of its existing natural gas property in Pinedale, collect its note receivable from Newco Group Limited and continue to explore a possible sale or merger with another party.

During 2007 and 2006, JMG sold all oil production through Murphy Oil, who also handled the production accounting and provided percentage interest in the revenues, net of royalties and production and sales costs. Murphy Oil is an independent third party who trucks the oil from our wellhead to their production facility.

Competition

JMG’s interest in the Pinedale gas production is sold to a regional distributor in Wyoming at spot rates prevailing at the time. The property is managed by Neo Exploration who handles all day to day matters and remits JMG its share of revenues and operating costs on a monthly basis. The ongoing Pinedale operations are not labor intensive and there is little competition for services or supplies that would impact operations. Natural gas is a commodity and there is no direct competition in its regional pricing.

Geographic Segments

Prior to September 2007, the majority of JMG’s assets and revenues were located in North Dakota. Subsequent to the sale of all North Dakota property in September 2007, holdings in Wyoming now account for a 100% of our assets and revenue.

Employees

As of June 30, 2009, JMG has one employee as its senior officer: our President, Chief Executive Officer and Chief Financial Officer. Pursuant to our Joint Services Agreement, JED provides any additional staff required for operations. Unions do not represent either our employees or any employees of JED.

Government regulation

Oil and gas operations are subject to government controls and regulations in the United States. In the United States, legislation affecting the oil and gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous federal, state and local departments and agencies have issued extensive rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. Such laws and regulations have a significant impact on oil and gas drilling, pipelines, gas processing plants and production activities, increase the cost of doing business and, consequently, affect profitability. As new legislation affecting the oil and gas industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, JMG is unable to predict the future cost or impact of complying with such laws and regulations. The cost of environmental protection is considered a necessary and manageable part of JMG’s business. JMG expects to be able to plan for and comply with new environmental initiatives without materially altering operating strategies.

Exploration and production. United States operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes:

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

Operations are also subject to various land conservation regulations, including the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in a unit and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas that can be produced from wells and limit the number of wells or the locations at which can be drilled.

Environmental and occupational regulations. JMG is subject to various federal, state and local laws and regulations concerning the discharge of incidental materials into the environment, the generation, storage, transportation and disposal of contaminants or otherwise relating to the protection of public health, natural resources, wildlife and the environment, affect exploration, development, processing, and production operations and the costs attendant thereto. These laws and regulations increase overall operating expenses. Levels of insurance customary in the industry are maintained to limit financial exposure in the event of a substantial environmental claim resulting from sudden, unanticipated and accidental discharges of oil or other substances. However, 100% coverage is not maintained concerning any environmental claim, and no coverage is maintained with respect to any penalty or fine required to be paid because of violation of any federal, state or local law. JMG is committed to meeting its responsibilities to protect the environment wherever it operates.

JMG is also subject to laws and regulations concerning occupational safety and health. Due to the continued changes in these laws and regulations JMG is unable to predict the future costs of complying with these laws and regulations. The cost of safety and health compliance are considered a necessary and manageable part of oil and gas operations. JMG expects to be able to plan for and comply with any new initiatives without materially altering its operating strategy. JED is contracted for assistance with environmental and occupational regulations and JMG utilizes their Environmental, Health and Safety Department personnel for this purpose. This department is responsible for instituting and maintaining an environmental and safety compliance program for JMG. The program includes field inspections of properties and internal assessments of compliance procedures.

Properties

Divide and Burke Counties, North Dakota

JMG had various working interests ranging from 65% to 98% in approximately 100,000 gross acres in Divide and Burke Counties in northern North Dakota near the border of Canada and the US. Targeted for direct acreage purchase and exploratory drilling have been the Upper Devonian / Lower Mississippian Bakken sandstone and the Middle Mississippian Midale carbonates.

JMG’s development drilling activity in the area has been in partnership with JED whereby JED farms-in on JMG and pays 100% of the drilling cost to earn a 70% working interest in each spacing unit to depth drilled. In 2005 four Bakken horizontal oil wells were drilled and placed on production. Typical drill depths for these Bakken horizontals was 13,000 feet. In 2005 three Midale horizontal oil wells were drilled and placed on production. In 2005 the Burau horizontal Bakken oil well was also recompleted in the uphole, vertical portion of the wellbore and placed on production. In 2006 eight horizontal Midale wells were drilled. Midale spacing was two horizontals per section with potential for four wells per section as warranted. This area has year-round drilling access.

In January 2007 JMG sold its working interests in its lands in North Dakota where it had been targeting the Bakken zone for approximately $5,078,500.  This agreement excluded the North Dakota lands where JMG has been developing its Midale play.

The remaining North Dakota lands were sold to JED Oil Inc. in September 2007 in conjunction with the settlement of JMG’s outstanding balance due to JED Oil of approximately $2.1 million by remitting the properties, assigning accounts receivable and a cash payment to fund the difference. The properties sold to JED Oil Inc resulted on a loss on sale of $498,260.

Pinedale Anticline

JMG has a joint venture on one section of land with a 77.5% working interest on the Pinedale anticline in the Jonah field of the Green River Basin in west central Wyoming. The drilling target is the Lower Cretaceous Lance sandstone at approximately the 15,000 foot vertical drill depth level and two wells were drilled in 2006. The tight gas in the Lance Formation typically demonstrates poor reservoir connectivity to offsetting wells thereby necessitating down spacing to 40 acres with large multiple fracture stimulations. Extensive gas gathering infrastructure is present in the immediate area.

 Weston County, Wyoming

JMG entered into a joint area of interest with Fellows Energy Ltd in November 2004 to evaluate acreage in Weston County (eastern Wyoming) on the eastern edge of the Powder River Basin. Targets were light oil prospects in the Lower Cretaceous Dakota channel sands and the Permian/Pennsylvanian Minnelusa sands. The targets were considered to have potential for structural and stratigraphic traps against channel edges and up-dip shale pinch-outs imaged on seismic. Similar developed fields exist in the area with an infrastructure of oil and gas gathering and processing facilities. Approximately 20,000 acres have been acquired with no wells drilled to date.

The Weston County Fellows project was sold together with the Carbon County Fellows project below effective January 31, 2008 at approximately book value for $385,000.

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

The Carbon County Fellows project was sold together with the Weston County Fellows project effective January 31, 2008 at approximately book value for $385,000.

Risk Factors

Risks related to our company and the oil and natural gas industry

Our independent registered public accountants have expressed substantial doubt as to our ability to continue as a going concern.

As of December 31, 2007, JMG had an accumulated deficit of $24,974,628 and insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our independent registered public accountants, Hein & Associates LLP, indicated, in their report on our 2007 financial statements, that there is substantial doubt about our ability to continue as a going concern. If additional capital is not available, JMG will explore a range of strategic alternatives, including a possible sale or merger with another party.

We depend on our executive officer for critical management decisions and industry contacts. We have no employment agreements or key person insurance with this individual and therefore the loss of his services would be costly to us.

We are dependent upon the continued services of our chairman of the board, chief executive and chief financial officer. We do not have employment agreements with this individual and do not carry key person insurance on his life. The loss of his services, through incapacity or otherwise, would be costly to us and would require us to seek and retain other qualified personnel. See Item 1 “Business—Employees”.

Potential conflicts of interest in our relationship with JED may cause us to receive proceeds from the sale of our exploration prospects that are less favorable than we might have obtained from third parties.

The following officers and directors are affiliated with JED:

•

Thomas J. Jacobsen is a director of JMG and is Chief Executive Officer and a director of JED.

•

Justin W. Yorke is Chairman of the JED board of directors.

A substantial or extended decline in natural gas prices could reduce our future revenue and earnings.

The price we receive for future natural gas production will heavily influence our revenue and results of operations. Natural gas is a commodity and its price is subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the market for natural gas has been volatile. This market will likely continue to be volatile in the future. The prices we may receive for any future production, and the levels of this production, depend on numerous factors beyond our control. These factors include the following:

•

changes in global supply and demand for natural gas;

•

actions by the Organization of Petroleum Exporting Countries, or OPEC;

•

price and quantities of imports of foreign natural gas in Canada and the U.S.;

•

political conditions, including embargoes, which affect other oil-producing activities;

•

levels of global natural gas exploration and production activity;

•

levels of global natural gas inventories;

•

weather conditions affecting energy consumption;

•

technological advances affecting energy consumption; and

•

prices and availability of alternative fuels.

Lower natural gas prices may not only decrease our future revenues but also may reduce the amount of natural gas that we can produce economically. A substantial or extended decline in natural gas prices may reduce our earnings, cash flow and working capital.

Market conditions or operational impediments may hinder our access to oil and natural gas markets or delay our production.

Market conditions or the unavailability of satisfactory natural gas transportation arrangements may hinder our access to natural gas markets or delay our production. The availability of a ready market for our natural gas production will depend on a number of factors, including the demand for and supply of natural gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production will depend in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business. We may be required to shut-in wells for a lack of a market or because of inadequacy or unavailability of natural gas pipeline or gathering system capacity. If that were to occur, we would be unable to realize revenue from those wells until production arrangements were made to deliver our production to market. We presently have no contracts with operators of gathering systems, pipelines or processing facilities with respect to our exploration prospects.

We are subject to complex laws that can affect the cost, manner and feasibility of doing business thereby increasing our costs and reducing our profitability.

Production and sale of natural gas is subject to extensive federal, state, provincial, local and international laws and regulations. We may be required to make large expenditures to comply with governmental regulations.

Under these laws, we could be liable for personal injuries, property damage and other damages. Failure to comply with these laws may also result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws could change in ways that substantially increase our costs of doing business. Any such liabilities, penalties, suspensions, terminations or regulatory changes could materially and adversely affect our financial condition and results of operations. See “Business–Government Regulation”.

We may incur substantial liabilities to comply with environmental laws and regulations.

Natural gas operations are subject to stringent federal, state, provincial, local and international laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may:

•

restrict the types, quantities and concentration of substances that can be released into the environment in connection with production activities;

•

limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and

•

impose substantial liabilities for pollution resulting from our operations.

Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, incurrence of investigatory or remedial obligations, or the imposition of injunctive relief. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on our results of operations, competitive position, or financial condition. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release of such materials or if our operations were standard in the industry at the time they were performed. See “Business–Government Regulation”.

Our loan receivable is secured by stock in a privately owned Indian corporation. The transfer of shares is currently in dispute and we may incur significant legal cost in pursuing collection with no assurance that we will prevail.

Our loan receivable is secured by share of the common stock of Iris Computers Ltd. which is headquartered in New Delhi, India. Following the sale of the Fellows project in January 2008, the loan receivable represents approximately 45% of JMG assets. Iris has indicated to JMG that they do not believe that the shares JMG holds as collateral were properly earned and that Iris will not transfer the shares into JMG’s name. JMG is currently exploring options to resolve this dispute and may incur substantial legal expense with no assurance of success. Even if successful JMG will not have a control position and risks becoming a minority shareholder with no liquidity for its investment.

We have material weaknesses in our internal control over financial reporting structure which until remedied, may cause errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

We have identified a material weaknesses in our internal control over financial reporting and cannot provide assurance that additional material weaknesses will not be identified in the future. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price. See “Item 9A(T) Controls and Procedures.”

There is no current agreement for a business combination and no minimum requirements for a business combination

We have no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity.  There can be no assurance that JMG will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination.  No particular industry or specific business within an industry has been selected for a target company.  We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which JMG would not consider a business combination with such business entity.  Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.  There is no assurance that JMG will be able to negotiate a business combination on terms favorable to the Company.

There is no assurance of success or profitability in a future business combination.

There is no assurance that JMG will acquire a favorable business opportunity.  Even if JMG should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of JMG’s outstanding shares will be increased thereby.

A business combination may be consummated without shareholder approval.

Certain types of business acquisition transactions may be completed without any requirement that JMG first submit the transaction to the stockholders for their approval.  In the event the proposed transaction is structured in such a fashion that stockholder approval is not required, holders of the JMG’s securities should not anticipate that they will be provided with financial statements or any other documentation prior to the completion of the transaction.

Legal Proceedings

There are no material outstanding or threatened legal claims by or against us.

Submission of Matters to a Vote of Security Holders

None.

PART II

Market For Our Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock has been quoted on the NYSE Arca Exchange under the symbol “JMG” since our initial public offering on August 5, 2005. In March 2008 the Company was delisted by the NYSE Arca Exchange and was subsequently traded on the OTC Pink Sheets. Prior to our initial public offering, there was no public market for our common stock. The following table shows the high and low closing sale prices for our common stock as reported on the Arca Exchange for the periods indicated:

	High	Low
Year ended December 31, 2007:
Quarter ended December 31, 2007	1.87	0.99
Quarter ended September 30, 2007	2.72	1.54
Quarter ended June 30, 2007	2.70	0.85
Quarter ended March 31, 2007	1.80	0.70

Year ended December 31, 2006:
Quarter ended December 31, 2006	8.85	1.36
Quarter ended September 30, 2006	13.00	8.00
Quarter ended June 30, 2006	12.50	8.00
Quarter ended March 31, 2006	11.75	6.75

As of June 15, 2009, there were 45 holders of record of the Common Stock and 5,188,409 shares of the Common Stock outstanding. The number of holders of record is calculated excluding individual participants in securities positions listings. The closing price of our shares on June 15, 2009, was $ 0.14.

We have never paid cash dividends on the Common Stock and do not intend to pay cash dividends on the Common Stock in the foreseeable future. Our board of directors intends to retain any earnings to provide funds for the operation and expansion of our business.

Recent Sales of Unregistered Securities

None.

Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following Management’s Discussion and Analysis of financial results as provided by the management of JMG Exploration, Inc. (“JMG”) should be read in conjunction with the audited consolidated financial statements and notes for the years ended December 31, 2007 and 2006. This commentary is based upon information available to June 30, 2009.

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

Overview

In August 2004, we completed two private placements totaling $8.8 million and commenced exploration activities. Upon the closing of a subsequent initial public offering on August 3, 2005, the Company realized additional proceeds of $11,143,500.  The Company traded on the Archipelago Exchange through March 2008 when it was delisted and currently trades on the OTC Pink Sheets.

During 2005 and 2006 we made direct property acquisitions and commenced developing the oil and natural gas properties of others under arrangements in which we financed the cost of exploration drilling in exchange for interests in the oil or natural gas revenue generated by the properties. All of the properties under development, with the exception of the Pinedale natural gas wells and adjacent undeveloped land, have not met with developmental objectives and have been sold as of January 2008.

As of December 31, 2007, JMG has an accumulated deficit of $24,974,628 and has insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. Raising additional capital is not considered a viable strategy and  JMG is exploring a possible sale or merger with another party.

On September 5, 2007 JMG signed a Share Exchange Agreement  with the shareholders of Newco Group Limited, a limited liability company organized under the laws of the British Virgin Islands (“Newco”). In conjunction with the Share Exchange Agreement, in September 2007 JMG provided Newco a $3,000,000 loan to enable Newco to purchase an equity interest in Iris Computers Ltd., one of the leading distributors of IT products in India (“Iris”).

On January 4, 2008, JMG elected to exercise its right under the Share Exchange Agreement to terminate such agreement. After a series of extensions, on July 22, 2008 JMG issued a formal notice of default to Newco and started the process of transferring into the name of JMG shares of Iris which JMG held as security for the loan and which were registered in the name of Newco. Due to concerns regarding the underlying value of Iris, JMG recorded a valuation allowance of $1,850,000 as of December 31, 2007 and reduced the value of the Newco Note receivable and underlying Iris shares to $1,150,000. JMG and Iris are presently in dispute regarding the transfer of the shares to JMG.

Results of operations

Revenue. Our revenue is dependent upon success in finding and developing oil and natural gas reserves. Our ownership interest in the production from these properties is measured in BOE per day, a term that encompasses both oil and natural gas production. Revenues were $284,345 and $1,719,075 for the years ended December 31, 2007 and 2006. The $1,434,730 decrease in revenue for 2007 is due to the sale of oil and gas properties.  The $1,091,615 increase in revenue for 2006 is due to the full year of production of the wells drilled in 2005 and the additional production from the wells drilled in 2006.

Critical to our revenue stream is the market price for crude oil. Commodity benchmark prices for crude oil is as follows:

	December 31,
	2007	2006
West Texas Intermediate grade crude oil, per barrel	$ 91.73	$ 61.05

We may use derivative financial instruments when we deem them appropriate to hedge exposure to changes in the price of crude oil, fluctuations in interest rates and foreign currency exchange rates. JMG currently does not have any financial derivative contracts or fixed price contracts in place.

General and administrative expense. General and administrative expense relates to compensation and overhead for executive officers and fees for general operational and administrative services. We have contracted out all field personnel and equipment necessary for exploration activities, and for related administrative functions. For the years ending December 31, 2007 and 2006, general and administrative expenses were $3,149,160 and $3,587,953, respectively. Expenses consist principally of salaries, consulting fees and office costs. The decrease and increase in general and administrative expense of $438,793 and $1,740,652 for the years ending December 31, 2007 and 2006 was principally due to the absence and presence, respectively, of stock based compensation expense and a $1,850,000 valuation allowance in 2007 related to a note receivable.

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

Stock-based compensation expense for the years ended December 31, 2007 and 2006 was $142,755 and $1,993,629. The decrease and increase in stock-based compensation expense for 2007 and 2006 was due to the continued amortization of prior year options issuance and the issuance of stock options. On April 18, 2007, 45,000 options were issued to a director. The options were fully vested and exercisable at $2.00 per share. On July 1, 2006, 380,000 options were issued to management and directors. The options were fully vested and exercisable at $10.75 per share. On December 4, 2006, 315,000 options were issued to management and directors. The options were fully vested and exercisable at $2.00 per share.

Production expense. Production costs include operating costs associated with field activities and geophysical and geological expense. Under the successful-efforts method, costs such as geological and geophysical, exploratory dry holes and delay rentals are expensed as incurred. Production expenses for the years ended December 31, 2007 and 2006 were $242,917 and $475,246. The decrease of $232,329 in 2007 is due to the sale of oil and gas properties.  The Increase of $285,648 in 2006 is due to normal fluctuations in operating activities.

 Depletion, depreciation and impairment. Depletion, depreciation and impairment expense for the years ended December 31, 2007 and 2006 was $2,227,420 and $8,021,500. The decrease of $5,794,080 in 2007 was due to the sale of oil and gas properties and the reduction of impairment changes which totaled $1,746,120 in 2007 and $4,863,820 in 2006. The increase of $2,015,895 in 2006 was due to the depletion recorded in the current year and impairment charges for property under development.

For the year ended December 31, 2006, depletion expense included impairment charges of $4,863,820 principally related to properties located in Wyoming and North Dakota. This impairment is a result of unsuccessful work programs and production evaluation work performed during this period.

Accretion expense. As at December 31, 2007, the estimated present value of the Company’s asset retirement obligation was $16,740 based on estimated future cash requirements of $26,447, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $5,259 and $8,384 was recorded for the years ended December 31, 2007 and 2006.

Gain on sale of oil and gas properties. JMG sold its working interests in the Bakken lands and wells in North Dakota in January 2007 to an arm’s length party for approximately $5,454,437, subject to adjustment. The properties included in this sale were classified as “Oil and gas properties held for resale” on the balance sheet as of December 31, 2006 and generated a gain on sale of $2,370,546.

In conjunction with the settlement of JMG’s outstanding balance due to JED Oil, JMG sold its working interests in the remaining North Dakota lands to a related party in September 2007 for approximately $793,650. The transaction was effective July 1, 2007. As a result, JMG incurred a loss of $498,260 on the sale of these oil and gas properties.

Interest income. Interest for the years ending December 31, 2007 and 2006 was $146,374 and $8,964. Interest income is from temporary investment of operating cash. The increase in 2007 is due to higher cash balances due to sales of properties.  The decline in 2006 is due to lower cash balances due to increased drilling activity.

Interest expense. Interest expense for the years ended December 31, 2007 and 2006 was $20,630 and $271,207 and was attributable to a promissory note issued to an unrelated third party for a total of $1,500,000 on February 8, 2006. The terms of the note called for interest calculated at 12% per annum payable on a monthly basis. The note was paid in full in February 2007.

 Income taxes. Due to the operating loss, the company did not pay any income taxes in the year ended December 31, 2007 and 2006. Due to the valuation allowance against its deferred tax asset, the Company also did not record any deferred tax benefits.

Reserves

As of December 31, 2007, the Company’s reserves were evaluated by independent engineers: CG Engineering Ltd.   All of JMG’s reserves and production are located in the United States in Wyoming. All dollar amounts in this Statement are in the currency of the United States. JMG’s reserves consist of oil and natural gas.

Constant Prices and Costs

The following tables detail the net reserves of the Company as of December 31, 2007 using constant prices and costs, and the aggregate net present value of future net revenue attributable to the reserves estimated using constant prices and costs, calculated using a discount rate of 10%.

Reserves Category	Natural Gas (mcf)	Light Crude Oil Net (bbl)
Proved :
Developed Producing	160,000	2,900
Developed Non-Producing	-	-
Total Proved	160,000	2,900

Net Present Values of Future Net Revenues
Constant Prices and Costs

Reserves Category - Before Income Taxes Discounted at (10%/ a year)	Natural Gas (mcf)	Light Crude Oil Net (bbl)
Proved:
Developed Producing	$ 349,664	$ 103,951
Developed Non-Producing	-	-
Total Proved	$ 349,664	$ 103,951

The following table summarizes the Corporation’s interests in oil and gas wells as of December 31, 2007:

Producing and Non-producing Wells

	North Dakota		Wyoming		Total
	Gross	Net	Gross	Net	Gross	Net
Oil Wells:
Producing	-	-	-	-	-	-
Non-Producing	-	-	-	-	-	-
Gas Wells:
Producing	-	-	2	0.5	2	0.5
Non-Producing	-	-	-	-	-	-

Capital Expenditures

Capital expenditures for the years ended December 31, 2007 and 2006 were as follows:

For the Years ended December 31,	2007	2006
Property Acquisitions	$ 25,000	$ 249,186
Development costs	155,236	2,715,174
Other Assets	-	-
Reclassification of capital accrual	-	-
	$ 180,236	$ 2,964,360

Liquidity and capital resources

Cash flows and capital expenditures

As of December 31, 2007, we had $163,128 in cash and cash equivalents. Since our incorporation, we have financed our operating cash flow needs through private and public offerings of equity securities.

As of December 31, 2007, JMG has an accumulated deficit of $24,974,628 and has insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. Raising additional capital is not considered a viable strategy and JMG is exploring a possible sale or merger with another party.

JMG has the following warrants outstanding as of December 31, 2007:

	Number of warrants outstanding	Exercise price	Maximum proceeds	Expiration Date
Warrants issued in the preferred stock private placement	369,249	$6.00	2,215,494	01/15/2010
Warrants issued upon conversion of preferred stock	1,739,500	$4.25	7,392,875	01/15/2010
Warrants issued our initial public offering	1,763,802	$5.00	8,819,010	01/15/2010
Warrants issued to our underwriters	190,000	$7.00	1,330,000	08/03/2010
Total	4,062,551	various	19,757,379	various

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

On January 4, 2008 the Company extended the expiration dates of its outstanding warrants to January 15, 2009. A total of 369,249 $6.00 warrants, 1,739,500 $4.25 warrants, and 1,763,802 $5.00 warrants were to expire on January 15, 2008. A deemed dividend of $280,852 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model and will be reflected in the financial statements for the quarter ending March 31, 2008.

On December 17, 2008 the Company extended the expiration dates of its outstanding warrants to January 15, 2010. A total of 369,249 $6.00 warrants, 1,739,500 $4.25 warrants, and 1,763,802 $5.00 warrants were to expire on January 15, 2009. A deemed dividend of $111,361 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model and will be reflected in the financial statements for the year ended December 31, 2008.

Cash flow used in operations.

Cash utilized by operating activities was $2,374,883 for the year ended December 31, 2007. The use of cash was principally attributable to the net loss for the year of $3,409,913 and the increase in other assets of $1,541. The cash flow was further reduced by an increase in accounts receivable of $1,154,825, an increase in prepaid expenses of $28,326, the gain on sale of property and equipment of $1,872,286, the decrease in due to JED Oil Inc. of $1,314,404 and the decrease in accounts payable and accrued liabilities of $1,276,324. These reductions in cash flow were offset by expenses that do not use cash: depletion, depreciation, impairment and accretion expense of $2,232,679, a note receivable valuation of allowance of $1,850,000, and stock-based compensation of $142,755.

Cash utilized by operating activities was $144,390 for the year ended December 31, 2006. The use of cash was principally attributable to the net loss for the year of $10,636,250. The cash flow was further reduced by an increase in accounts receivable of $47,193, the decrease in prepaid expenses of $13,361, the gain on sale of property and equipment of $34,741 and the decrease in accounts payable and accrued liabilities of $799,920. These reductions in cash flow were offset by expenses that do not use cash: depletion, depreciation and accretion expense of $8,029,883, stock-based compensation of $1,993,629, and the increase in amounts payable to JED Oil Inc. of $1,139,493.

 Cash flow used in investing activities.

Cash provided in investing activities for the year ended December 31, 2007 was $3,478,094 and was principally attributable to proceeds from the sale of property of $6,658,326 offset by a $3,000,000 loan.

Cash utilized in investing activities for the year ended December 31, 2006 was $2,792,610 and was principally attributable to $2,964,360 in property and equipment purchased for our exploration prospects.

Cash flow used in financing activities.

Cash provided by financing activities was $1,500,000 for the year ended December 31, 2007. This decrease was attributable to payments from a promissory note of $1,500,000.

Cash provided by financing activities was $2,369,249 for the year ended December 31, 2006. This increase was attributable to proceeds from a short-term promissory note of $1,500,000, proceeds from the exercise of stock options of $201,956 and proceeds from the exercise of warrants of $667,293.

Critical accounting estimates

In the preparation of the financial statements, it was necessary to make certain estimates that were critical to determining our assets, liabilities and net income. None of these estimates affect the determination of cash flow but do have a significant impact in the determination of net income. The most critical of these estimates is the reserves estimations for oil and gas properties and the valuation allowance for the securities held as collateral for our loan receivable.

JMG engaged an independent engineering firm to evaluate 100% of our oil and gas reserves and prepare reports thereon. Their report was utilized in the calculations of depletion and depreciation expense. The estimation of the reserve volumes and future net revenues set out in the report is complex and subject to uncertainties and interpretations. Judgments are based upon engineering data, projected future rates of production, forecasts of commodity prices, and the timing of future expenditures. Inevitably the estimates of reserve volumes and future net revenues will vary over time as new data becomes available and estimates of future net revenues do not represent fair market value.

JMG engaged a financial consultant with international expertise to evaluate the valuation of the securities held as collateral for our loan receivable.

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

None.

Related Party Transactions

On August 1, 2004 the Company entered into a technical services agreement with JED Oil Inc. (“JED”). Under the Agreement, JED provides all required personnel, office space and equipment, at standard industry rates for similar services. The Technical Services Agreement was terminated and replaced by a Joint Services Agreement at January 1, 2006 and JED continues to provide these services to us. The Joint Services Agreement may be terminated by either party with 30 days notice. Payments to JED under these agreements was as follows:

•

JED paid on behalf of the Company a total of $566,530 and $511,047 for the years ended December 31, 2007 and 2006 for general and administrative services and capital related expenditures.

•

In consideration for the assignment of JED’s interests in certain oil and gas properties, JED charged the Company for drilling and other costs related to those properties in the amount of $352,884 and $5,304,119 respectively for the years ended December 31, 2007 and 2006.

•

All amounts are due and payable on receipt, as of December 31, 2007, $112,045 (2006 - $1,426,449) was due and payable.

The remaining North Dakota lands were sold to JED Oil Inc. in September 2007 in conjunction with the settlement of JMG’s outstanding balance due to JED Oil. The sale involved the following oil and gas properties:

•

Oil and gas properties in Niobara County, Wyoming,

•

Oil and gas properties in Candak County, North Dakota,

•

Undeveloped land in Divide County, North Dakota, and

•

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

Recent accounting pronouncements

The Company adopted SFAS No. 123R on January 1, 2006 (see “Stock Based Compensation”).

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material effect on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, with the highest priority being quoted prices in active markets. The required effective date of SFAS No. 157 is the first quarter of 2008. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material effect on our consolidated financial statements, but resulted in additional disclosures.  In February 2008, the FASB issued Staff Position No. 157-2, which delayed by one year the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We believe the adoption of this statement will not have a material effect on our consolidated financial statements.

 In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SAFS No. 141, “Business Combinations.”  SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies.  SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.  SFAS No. 141R will be applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  SFAS No. 141R would have an impact on accounting for any business acquired after the effective date of this pronouncement.

On January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the entity’s financial statements in accordance with SFAS No. 109. As of the date of adoption, the Company had no unrecognized income tax benefits, and accordingly, the adoption of FIN 48 did not result in a cumulative effect adjustment to the Company’s retained earnings and the annual effective tax rate was not affected.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard amends SFAS No. 133 and seeks to enhance disclosure about how and why a company uses derivative and hedging activities, how derivative instruments and related hedged items are accounted for under SFAS No. 133 (and the interpretations of that standard) and how derivatives and hedging activities affect a company’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We believe the adoption of this statement will not have a material effect on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” and also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We believe the adoption of this statement will not have a material effect on our consolidated financial statements.

Outlook

As of December 31, 2007, we had an accumulated deficit of $24,974,628 and have insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. If additional capital is not available, JMG will explore a range of strategic alternatives, including a possible sale or merger with another party.

Subsequent events

Oil and gas properties

On January 31, 2008, JMG sold its interest in the Fellows project for $364,987, resulting in a loss of $42,297.

Common stock warrants

On January 4, 2008 the Company extended the expiration dates of its outstanding warrants to January 15, 2009. A total of 369,249 $6.00 warrants, 1,739,500 $4.25 warrants, and 1,763,802 $5.00 warrants were to expire on January 15, 2008. A deemed dividend of $280,852 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model and will be reflected in the financial statements for the quarter ending March 31, 2008.

On December 17, 2008 the Company extended the expiration dates of its outstanding warrants to January 15, 2010. A total of 369,249 $6.00 warrants, 1,739,500 $4.25 warrants, and 1,763,802 $5.00 warrants were to expire on January 15, 2009. A deemed dividend of $111,361 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model and will be reflected in the financial statements for the year ended December 31, 2008

Newco Share Exchange Agreement and Note Receivable

On January 4, 2008, JMG announced that the Share Exchange Agreement by and among JMG, Newco Group Ltd., ESAPI Ltd., and certain other parties, dated September 5, 2007, failed to close as of December 31st, 2007, and that JMG elected to exercise its right under the Share Exchange Agreement to terminate such agreement, effective immediately.

On January 3, 2008, JMG sent Newco notice that Newco is in default under the Loan Agreement and that JMG intends on exercising its remedies as a secured creditor if the default is not cured within 15 days of the notice, which remedies would include transferring the Iris shares that secure the loan into the name of JMG.

On February  8, 2008 JMG and Newco entered into an extension agreement allowing Newco until April 30, 2008 to repay the $3 million loan and accrued interest. In the event the note is not paid by that time, Newco agreed to have the 1,427,684 shares of Iris which secure the loan immediately transferred to JMG as payment in full of the outstanding obligations. Both parties also released the other from any liability resulting from the failure of the Share Exchange Agreement to be consummated.

On May 14, 2008 the extension agreement was modified to allow Newco until June 10, 2008 to repay the loan and accrued interest. As consideration for this modification, Newco paid accrued interest on the note through April 30, 2008 of $120,000 and an extension fee of $50,000.

On June 17, 2008 the extension agreement was modified to allow Newco until July 10, 2008 to repay the loan and accrued interest. As consideration for this modification, Newco agreed to an extension fee of $50,000, of which $25,000 was payable upon execution of the extension agreement and was received July 1, 2008.  The balance of the extension fee and the interest accrued to date will be due and payable on July 10, 2008.

On July 22, JMG announced that Newco had failed to repay the $3 million loan and accrued interest and fees that was due July 10, 2008 and that on July 22, 2008 JMG issued a formal notice of default and started the process of transferring into the name of JMG the 1,427,684 shares of Iris which JMG held as security for the loan and which were registered in the name of Newco.  The transfer of the shares are to be liquidated damages and, upon transfer, constitute full repayment of the Newco Note.

Iris has indicated to JMG that they do not believe that the shares JMG holds as collateral were properly earned by Newco and that Iris will not transfer the shares into JMG’s name.

On December 2, 2008 JMG received a proposal from Newco Group and approved by Iris whereby Iris proposed to issue shares equal to 15% of Iris to JMG in full settlement of the outstanding issues. JMG was to originally receive 39% of Iris for the $3 million loan collateral and declined the settlement offer.

On February 9, 2009, JMG formally rejected this settlement proposal and submitted to Iris an application for the transfer of shares. Due to concerns regarding the ultimate value of the Iris shares received as collateral, JMG retained a financial consultant and obtained an independent valuation analysis of Iris based on financial information through September 30, 2008. As a result of this analysis, JMG recorded a valuation allowance of $1,850,000 as of December 31, 2007 and reduced the book value of the Iris shares to $1,150,000.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to all of the normal market risks inherent within the natural gas industry, including commodity price risk, and credit risk. We plan to manage our operations in a manner intended to minimize our exposure to such market risks.

Credit Risk. Credit risk is the risk of loss resulting from non-performance of contractual obligations by a customer or joint venture partner. Our accounts receivable are from the operator of our Pinedale natural gas interest and is subject to normal industry credit risk. Our loan receivable is due to an advance related to a now terminated merger agreement. We have foreclosed on the loan and are in the process of having the collateral for the loan, the securities of Iris Computers Ltd., transferred to the name of JMG. We retained a financial consultant with international expertise to evaluate the valuation of the securities held as collateral for our loan receivable and recorded a recorded a valuation allowance of $1,850,000 as of December 31, 2007. The transfer of the collateral to JMG is currently disputed by Iris and any settlement may impair JMG’s security position further. JMG may receive an illiquid minority stock position in a privately held Indian company which could further deteriorate over time due to the state of the Indian economy and the financial position and results of operations of Iris. JMG will routinely monitor this asset for any further impairment in value.

Market Risk. We are exposed to market risk from fluctuations in the market price of natural gas. Natural gas is a commodity and its price is subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the market for natural gas has been volatile. This market will likely continue to be volatile in the future. The prices we may receive for any future production, and the levels of this production, depend on numerous factors beyond our control.

Interest Rate Risk. Interest rate risk will exist principally with respect to any future indebtedness that bears interest at floating rates. At December 31, 2007, we had no long-term indebtedness and do not contemplate utilizing indebtedness as a means of financing operations.

Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

JMG Exploration Inc.
Financial Statements

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Controls And Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive and Financial Officer concluded as of December 31, 2007 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)                                  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)                              provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)                           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as being a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed and evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007. Based on the results of management’s assessment and evaluation, our Chief Executive and Financial Officer concluded that as of December 31, 2007 the following material weaknesses in our internal control over financial reporting existed due to comprehensive entity-level internal controls not being implemented.

The foregoing material weaknesses are described in detail below under the caption “Material Weaknesses and Related Remediation Initiatives.” In making its assessment of our internal control over financial reporting, management, in conjunction with the assistance of an independent consultant, used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its Internal Control-Integrated Framework. As a result of these material weaknesses, our Chief Executive and Financial Officer concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007. If not remediated, these material weaknesses could result in one or more material misstatements in our reported financial statements in a future annual or interim period.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report.

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. The design of a control system must reflect resource constraints relative to JMG’s reduced level of operations and the benefits of internal controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Material Weaknesses and Related Remediation Initiatives

Set forth below is a summary of the various significant deficiencies which caused management to conclude that we had the material weaknesses identified above.  Through the efforts of management, external consultants and our Audit Committee, we have developed a specific action plan to remediate the material weaknesses.  We expect to implement these various action plans by September 30, 2009.  If we are able to complete these action plans by that date, we anticipate that all control deficiencies and material weaknesses will be remediated by December 31, 2009.

We did not effectively implement comprehensive entity-level internal controls, as discussed below:

•

Financial Close Process.  JMG lacks personnel with sufficient competence in US generally accepted accounting principles and SEC reporting requirements to ensure proper and timely evaluation of the Company’s activities and transactions.

•

Financial Close Process.  JMG only prepares financial statements on a quarterly basis which increases the potential that any unusual activities or transactions will not be detected on a timely basis.

•

Cash Disbursement Process.  Our accounting personnel performed all bookkeeping activities including cash disbursements, cash receipts, and monthly bank reconciliation. The lack of segregation of duties in this area increased the potential that any fraud would not be detected on a timely basis.

•

Cash Disbursement Process.   Payments to related parties were not subject to review and approval by independent parties which increased the potential that any improper distributions would not be detected on a timely basis.

•

Reporting Deficiencies.  We did not perform timely and sufficient internal or external reporting of our progress and evaluation of prior year material weaknesses or the current fiscal year internal control deficiencies.

Remediation of Internal Control Deficiencies and Expenditures

The above material weaknesses did result in adjustments to our 2007 consolidated financial statements during our 2007 audit. It is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

We have developed specific action plans for each of the above material weaknesses. In addition, our audit committee has authorized the hiring of additional consultants, as necessary, to ensure that we have the depth and experience to remediate the above listed material weaknesses.  We estimate that the all of the above listed material weaknesses can be remediated without a significant increase in operating costs.

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2007, however, the changes will not be implemented until September 30, 2009. If we are able to complete these action plans by that date, we anticipate that all control deficiencies and material weaknesses will be remediated by December 31, 2009.

We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources.  If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Other Information

None.

PART III

Directors, Executive Officers and Corporate Governance

Our directors and executive officers are:

Name		Positions
Joseph W. Skeehan	54	Chief Executive Officer, Chief Financial Officer, President, and Director
Reginald Greenslade	46	Chairman and Director
Thomas J. Jacobsen	76	Director
Reuben Sandler, Ph.D.	72	Director
Justin W. Yorke	42	Director

Joseph W. Skeehan. Mr. Skeehan has served as a director since August 2004, as Chief Executive Officer and President since July 1, 2006, and as our Chief Financial Officer since September 7, 2007. He has been the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. He has been a Certified Public Accountant since 1978 and received a Bachelor of Science degree from California Polytechnic State University, San Luis Obispo in 1976.

Reginald (Reg) J. Greenslade. Mr. Greenslade served as Chairman and Director since September 2005. Mr. Greenslade has also served as Chairman and Director of JED Oil from November 2003 until May 2008. He was President, Chief Executive Officer and Director of Enterra Trust from January 2005 until June 1, 2005 when he resigned as President and Chief Executive Officer, he served as Chairman of the Enterra Board until his resignation on March 31, 2006. He was a director of PASW Inc., a software development company, from February 2001 to July 2001. From 1995 until the formation of Enterra, Mr. Greenslade was the President, Chief Executive Officer and Director of Big Horn Resources Ltd. Prior to his position with Big Horn, Mr. Greenslade was with CS Resources Limited in the areas of exploitation engineering and project management from 1993 to 1995. Prior to 1993, Mr. Greenslade was employed by Saskatchewan Oil and Gas Corporation in the capacities of project management, production, and reservoir engineering. He has extensive experience with secondary recovery schemes and is recognized for his work in the specialized field of horizontal well technology. All the above companies were publicly traded in either the U.S., Canada, or both, during the periods indicated.

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

Reuben Sandler, Ph.D. Dr. Sandler has been a director since August 2004. He is the Chairman  of Intelligent Optical Systems, Inc., and was its Chief Executive Officer from 1999 until 2006. He was President and Chief Information Officer for MediVox, Inc., a medical software development company, from 1997 to 1999. He was a director of PASW, Inc. from 1999 to 2000 and a director of Alliance Medical Corporation from 1999 to 2002. From 1989 to 1996, he was an Executive Vice President for Makoff R&D Laboratories, Inc. Dr. Sandler received a Ph.D. from the University of Chicago and is the author of four books on mathematics.

Justin W. Yorke.  Mr. Yorke was appointed to our Board of Directors in January 2007 and has been a Director of JED since November 2005. Mr. Yorke currently is the managing member of two hedge funds that invests primarily in publicly listed companies  Until December 2001, Mr. Yorke was a partner at Asiatic Investment Management, which specialized in public and private investments in South Korea. From May 1998 to June 2000, Mr. Yorke was a Fund Manager and Senior Financial Analyst, based in Hong Kong, for Darier Henstch, S.A., a private Swiss bank, where he managed their $400 million Asian investment portfolio. From July 1996 to March 1998, Mr. Yorke was an Assistant Director and Senior Financial Analyst with Peregrine Asset Management, which was a unit of Peregrine Securities, a regional Asian investment bank. From August 1992 to March 1995, Mr. Yorke was a Vice President and Senior Financial Analyst with Unifund Global Ltd., a private Swiss Bank, as a manager of its $150 million Asian investment portfolio.  Mr. Yorke is the Chairman of the Board of JED Oil and a Director of Liberty Capital Management, both publicly traded companies in the United States.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2007, all officers, directors and greater than ten percent beneficial owners complied with the Section 16(a) filing requirements, except as follows:

Form	Director/Officer/10%	Owner	Due	Date of Filing
5	Joseph W. Skeehan	Officer/Director	02/14/2008	04/04/2008
5	Reginald Greenslade.	Director	02/14/2008	04/04/2008
5	Thomas J. Jacobsen	Director	02/14/2008	04/04/2008
5	Reuben Sandler, Ph.D.	Director	02/14/2008	04/04/2008
5	Justin W. Yorke	Director	02/14/2008	04/04/2008

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

Summary Compensation and Grants

The following table provides a summary of annual compensation for our executive officers for the years ended December 31, 2007 and 2006. We do not have an employment agreement with our executive officer.

	Annual compensation				Total
Name and principal position	Year	Salary	Bonus	Option Grants (5)
Joseph W. Skeehan President, Chief Executive and Financial Officer, Director (1)	2007 2006	$ 72,000 $ 60,000	- -	- 99,314	$ 72,000 $ 59,314
H. S. (Scobey) Hartley President, Chief Executive Officer, Director (1)	2007 2006	- $ 127,200	- -	- -	- $ 127,200

Donald P. Wells Chief Financial Officer (2)	2007 2006	$ 18,000 -	- -	- 90,000	- $ 99,314

David C. Ho Chief Financial Officer (3)	2007 2006	- $ 51,720	- -	- 19,593	- $ 71,313

Joanne R. Finnerty Chief Financial Officer (4)	2007 2006	- $ 66,294	- -	- -	- $ 66,294

(5)

Mr. Hartley died in June 2006. Mr. Skeehan became acting President and CEO on July 1, 2006 and acting Chief financial Officer in September 2007.

(2)

Mr. Wells commenced employment in November 2006. He was not compensated for his services until February 2007. He resigned in September 2007.

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

Stock options granted during the most recently completed financial year

The following table discloses the grants of options to purchase or acquire shares of common stock to our executive officers during the period indicated. No options were exercised by our executive officers during the year ended December 31, 2007.

OPTION GRANT TABLE

(Options granted in fiscal year 2007)

	Grant date	Option awards: Number of securities underlying options (1)	Exercise price of option awards	Grant date fair value of option awards (2)
Justin W. Yorke	4/18/2007	45,000	$2.00	$68,692
(1) The options reflected in the table are qualified stock options that are fully vested. (2) The grant date fair value is computed in accordance with FAS 123R.

Outstanding Equity Awards at December 31, 2007

The following table sets forth the number and value of securities underlying options held as of December 31, 2007 by each named executive officer.

	Number of shares underlying unexercised options at December 31, 2007		Option exercise price	Option expiration date
	Exercisable	Unexercisable
Joseph W. Skeehan	40,000	-	$5.00	4/6/2010
	45,000	-	$2.00	12/4/2011

Compensation of Directors

Directors do not receive compensation for service on the board of directors. We reimburse our directors for their out-of-pocket costs, including travel and accommodations, relating to their attendance at any board of directors meeting. Directors are entitled to participate in our equity compensation plan.

Director compensation in 2007

	Fees earned or paid in cash	Option Awards	Total
Reginald Greenslade	n/a	-	-
Thomas J. Jacobsen	n/a	-	-
Reuben Sandler, Ph.D.	n/a	-	-
Justin W. Yorke (1)	n/a	$68,692	$68,692
(1) Mr. Yorke received 45,000 stock options exercisable for $2.00 per share on April 18, 2007. The grant date fair value in accordance with FAS 123R is $1.6961.

Equity compensation plan

Our board of directors and stockholders approved our equity compensation plan in August 2004. We have authorized a total of 10% of the number of shares outstanding for issuance under this plan. For the purposes of this calculation, the number of shares outstanding includes securities such as warrants. A total of  924,096 shares of common stock are authorized for grant of which 478,333 options have been granted under the plan to officers, directors, employees and consultants. Options issued to directors are fully vested upon date of grant and expire five years from the date of issuance.

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

Equity compensation plan information as of December 31, 2007
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan	478,333	$3.00	445,763

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

          The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2007 by:

•

each of our executive officers and directors;

•

all executive officers and directors as a group; and

•

each person who is known by us to beneficially own more than 5% of our outstanding common stock.

As of December 31, 2007, there were 5,188,409 shares of common stock issued and outstanding. Shares of common stock not outstanding but deemed beneficially owned because an individual has the right to acquire the shares of common stock within 60 days, are treated as outstanding when determining the amount and percentage of common stock owned by that individual and by all directors and executive officers as a group. The address of each executive officer and director is 180 South Lake Ave., Seventh Floor, Pasadena, CA 91101. The address of other beneficial owners is set forth below.

Name of beneficial owner	Number of Shares beneficially owned		Percentage of shares outstanding
Executive officers and directors:
Joseph W. Skeehan	138,908	(1)	2.68%
Reginald Greenslade.	120,000	(2)	2.31%
Thomas J. Jacobsen	262,391	(3)	5.06%
Reuben Sandler, Ph.D.	176,625	(4)	3.39%
Justin W. Yorke	45,000	(5)	0.87%
All executive officers and directors as a group (5 persons)	742,924		14.51%
Stockholders owning 5% or more:
Heller 2002 Trust Fred Heller, Trustee 1700 Coronet Drive Reno, Nevada 89509	1,069,358	(6)	19.4%
2004 Kuhne Family Trust Jay Kuhne, Trustee 79935 Double Eagle La Quinta, California 92253	506,250	(7)	9.5%
John P. McGrain 233 South Orange Grove Pasadena, CA 91105	476,562	(8)	8.92%

(1)

Includes 130,000 shares of common stock underlying stock options, 4,454 shares of common stock and 4,454 shares of common stock issuable upon the exercise of warrants at $5.00 per share.

(2)

Represents 120,000 shares of common stock underlying stock options.

(3)

Includes 120,000 shares of common stock underlying stock options, 69,633 shares of common stock, 57,133 shares of common stock issuable upon the exercise of warrants at $5.00 per share, 3,125 shares of common stock issuable upon the exercise of warrants at $6.00 per share and 12,500 shares of common stock issuable upon the exercise of warrants at $4.25 per share.

(4)

Includes 120,000 shares of common stock underlying stock options, 26,375 shares of common stock, 10,000 shares of common stock issuable upon the exercise of warrants at $5.00 per share, 6,250 shares of common stock issuable upon the exercise of warrants at $6.00 per share and 25,000 shares of common stock issuable upon the exercise of warrants at $4.25 per share.

(5)

Represents 45,000 shares of common stock underlying stock options.

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

The Technical Services Agreement was terminated and replaced by a Joint Services Agreement at January 1, 2006 and JED continues to provide these services to us. The Joint Services Agreement may be terminated by either party with 30 days notice. Payments to JED under these agreements was as follows:

•

JED paid on behalf of the Company a total of $566,530 and $511,047 for the years ended December 31, 2007 and 2006 for general and administrative services and capital related expenditures.

•

In consideration for the assignment of JED’s interests in certain oil and gas properties, JED charged the Company for drilling and other costs related to those properties in the amount of $352,884 and $5,304,119 respectively for the years ended December 31, 2007 and 2006.

•

All amounts are due and payable on receipt, as of December 31, 2007, $112,045 (2006 - $1,426,449) was due and payable.

•

Total expenses incurred under these agreements during the years ended December 31, 2007 and 2006 was $566,530 and $511,047, respectively.

The remaining North Dakota lands were sold to JED Oil Inc. in September 2007 in conjunction with the settlement of JMG’s outstanding balance due to JED Oil. The sale involved the following oil and gas properties:

•

Oil and gas properties in Niobara County, Wyoming,

•

Oil and gas properties in Candak County, North Dakota,

•

Undeveloped land in Divide County, North Dakota, and

•

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

Interpersonal Relationships with JED

Certain JMG directors hold management or board of director positions at JED:

•

Thomas J. Jacobsen is a director of JMG and is Chief Executive Officer and a director of JED.

•

Justin W. Yorke is a director of JMG and JED.

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

Skeehan & Company

Joseph Skeehan, the Chief Executive Officer, Chief Financial Officer, President and a director of JMG is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, and exclusive of Mr. Skeehan’s salary, Skeehan & Company was paid a total of $155,778 and $0 for the years ended December 31, 2007 and 2006.

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

Principal Accounting Fees and Services

It is the policy of the Company for the Audit Committee to pre-approve all audit, tax and financial advisory services. All services rendered by Hein & Associates LLP were pre-approved by the audit committee in the years ended December 31, 2007 and 2006. The aggregate fees billed by Hein & Associates LLP for professional services rendered for the audit of the Company’s financial statements and other services were as follows:

Year ended December 31,	2007	2006
Audit fees	$ 207,686	$ 125,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

PART IV

Exhibits and Financial Statement Schedules

Financial Statements

          The following financial statements of the registrant and the Reports of our Independent Registered Public Accounting Firm thereon are included herewith in Item 8 above.

Financial Statement Schedules

None

Exhibits

Number	Exhibit
2.1	Purchase and Sale Agreement between JED Oil (USA) Inc., JMG Exploration, Inc. and Samson Resources Company (4)
2.2	Share Exchange Agreement among JMG Exploration, Inc, Nils Ollquist, Alessandro Parenti, ESAPI Ltd., and Newco Group Ltd. As of September 5, 2007 (5)
3.1	Amended and Restated Articles of Incorporation of the registrant * (1)
3.2	By-laws of the registrant * (1)
3.3	Certificate of Designation of the Rights and Preferences of the Series A Convertible Preferred Stock
4.1	Specimen of Common stock Certificate * (1)
4.1	Form of Lockup Agreement – Officers and Directors * (1)
4.3	Form of $4.25 Warrant * (1)
4.4	Form of $6.00 Warrant * (1)
4.5	Form of $5.00 Warrant * (1)
4.6	Form of Underwriter’s Warrant Agreement (1)
10	Equity compensation plan * (1)
10.2	Hooligan Draw Farm-in Agreement* (1)
10.3	Cut Bank Farm-in Agreement* (1)
10.4	Fiddler Creek Farm-in Agreement * (1)
10.5	JED Oil Technical Services Agreement, as amended * (1)
10.6	2nd Amended and Restated Agreement of Business Principles with Enterra Energy Trust, JED Oil Inc. and JMG Exploration, Inc. * (1)
10.7	Fellows Energy Ltd. Exploration and Development and Conveyance Agreement * (1)
10.8	Fellows Energy Ltd. Promissory Note * (1)
10.9	Fellows Energy Ltd. General Security Agreement * (1)
10.10	Candak Farm-in Agreement * (1)
10.11	Myrtle Beach Farm-in Agreement * (1)
10.12	Bluffton Farm-in Agreement * (1)
10.13	Pinedale – Jonah Farm-in Agreement * (1)
10.14	Pinedale – Desert Mining, Inc. Agreement * (1)
10.15	Termination Agreement dated January 1, 2006 relating to JED Oil Technical Services Agreement, as amended (1)

10.16	Joint Services Agreement between JMG Exploration Inc. and JED Oil Inc. dated January 1, 2006 (2)
14.1	Code of Business Conduct* (2)
23.1	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm
31.1	Certificate of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350
* Management contract

(1)

Incorporated by reference to the Company’s registration statement on Form SB-2 (333-120082)

(2)

Incorporated by reference to the Company’s Form 10-K for December 31, 2005.

(3)

Incorporated by reference to the Company’s Form 8-k filed February 5, 2007.

(4)

Incorporated by reference to the Company’s Form 10-K for December 31, 2006.

(5)

Incorporated by reference to the Company’s Form 8-k filed September 6, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, JMG Exploration Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 22, 2009	JMG Exploration Inc.

	By:	/s/ Joseph W. Skeehan

Joseph W. Skeehan
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on July 22, 2009.

Signature	Title
/s/ Joseph W. Skeehan	Chief Executive and Financial Officer, President, and Director (principal executive officer)
Joseph W. Skeehan
/s/ Reginald Greenslade	Chairman and Director
Reginald Greenslade
/s/ Thomas J. Jacobsen	Director
Thomas J. Jacobsen
/s/ Reuben Sandler, Ph.D.	Director
Reuben Sandler, Ph.D.
/s/ Justin W. Yorke	Director
Justin W. Yorke

Exhibit Index

Number	Exhibit
2.1	Purchase and Sale Agreement between JED Oil (USA) Inc., JMG Exploration, Inc. and Samson Resources Company
2.2	Share Exchange Agreement among JMG Exploration, Inc, Nils Ollquist, Alessandro Parenti, ESAPI Ltd., and Newco Group Ltd. As of September 5, 2007
3.1	Amended and Restated Articles of Incorporation of the registrant
3.2	By-laws of the registrant
3.3	Certificate of Designation of the Rights and Preferences of the Series A Convertible Preferred Stock
4.1	Specimen of Common stock Certificate
4.1	Form of Lockup Agreement – Officers and Directors
4.3	Form of $4.25 Warrant
4.4	Form of $6.00 Warrant
4.5	Form of $5.00 Warrant
4.6	Form of Underwriter’s Warrant Agreement
10	Equity compensation plan
10.2	Hooligan Draw Farm-in Agreement
10.3	Cut Bank Farm-in Agreement
10.4	Fiddler Creek Farm-in Agreement
10.5	JED Oil Technical Services Agreement, as amended
10.6	2nd Amended and Restated Agreement of Business Principles with Enterra Energy Trust, JED Oil Inc. and JMG Exploration, Inc.
10.7	Fellows Energy Ltd. Exploration and Development and Conveyance Agreement
10.8	Fellows Energy Ltd. Promissory Note
10.9	Fellows Energy Ltd. General Security Agreement
10.10	Candak Farm-in Agreement
10.11	Myrtle Beach Farm-in Agreement
10.12	Bluffton Farm-in Agreement
10.13	Pinedale – Jonah Farm-in Agreement
10.14	Pinedale – Desert Mining, Inc. Agreement
10.15	Termination Agreement dated January 1, 2006 relating to JED Oil Technical Services Agreement, as amended
10.16	Joint Services Agreement between JMG Exploration Inc. and JED Oil Inc. dated January 1, 2006
14.1	Code of Business Conduct
23.1	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm
31.1	Certificate of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350

JMG Exploration, Inc.

Consolidated Financial Statements

December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

July 20, 2009

To the Shareholders and Board of Directors

JMG Exploration, Inc.

Pasadena, California

We have audited the accompanying consolidated balance sheets of JMG Exploration, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, stockholders’ equity, and comprehensive loss for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMG Exploration, Inc. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not realized a profit from operations since its incorporation on July 16, 2004 and it is in a negative working capital position as of December 31, 2007.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assessment of the effectiveness of JMG Exploration, Inc.’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ HEIN & ASSOCIATES LLP

Irvine, California

 JMG Exploration, Inc.

CONSOLIDATED BALANCE SHEETS

As of December 31	2007	2006
ASSETS
Current
Cash and cash equivalents	$ 163,128	$ 567,426
Accounts receivable, net of $69,000 and $135,000 allowance for doubtful accounts in 2007 and 2006, respectively	176,842	1,331,667
Prepaid expenses	19,736	48,062
	359,706	1,947,155
Other assets	31,541	30,000
Loan Receivable, net of $1,850,000 valuation allowance	1,150,000	-
Oil and gas properties (accounted for under the successful efforts method of accounting), net of depreciation, depletion and amortization	1,203,611	4,928,393
Oil and gas properties held for resale (accounted for under the successful efforts method of accounting), net of depreciation, depletion, amortization and impairment	-	3,107,876
Other property and equipment, net of depreciation	11,701	102,179
	$ 2,756,559	$ 10,115,603
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$ 268,919	$ 715,751
Accrued liabilities	251,992	990,484
Due to JED Oil Inc.	112,045	1,426,449
Promissory note payable	-	1,500,000
	632,956	4,632,684
Asset retirement obligations	26,447	111,096
	659,403	4,743,780
Commitments and Contingencies
Stockholders’ equity
Share capital
Common stock - $.001 par value; 25,000,000 shares authorized; 5,188,409 shares issued and outstanding at December 31, 2007 and 2006.	5,188	5,188
Preferred stock - $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2007 and 2006.	-	-
Additional paid-in capital	24,908,138	24,765,383
Share purchase warrants	2,184,452	2,184,452
Accumulated deficit	(24,974,628)	(21,564,715)
Accumulated other comprehensive earnings	(25,994)	(18,485)
	2,097,156	5,371,823
	$ 2,756,559	$ 10,115,603

The accompanying notes are an integral part of these audited consolidated financial statements.

JMG Exploration, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years ended December 31,	2007	2006
Revenues
Gross revenue	$ 422,018	$ 2,357,985
Less royalties and taxes	(137,673)	(638,910)
	284,345	1,719,075

Costs and Expenses
General and administrative	3,149,160	3,587,953
Production expenses	242,917	475,246
Depletion, depreciation, amortization and impairment	2,227,420	8,021,499
Accretion on asset retirement obligation	5,259	8,384
	5,624,756	12,127,823
Loss from operations	(5,340,411)	(10,408,748)
Other Income and Expense
Gain on sale of oil and gas properties	1,872,286	34,741
Interest income	146,374	8,964
Interest Expense	(20,630)	(271,207)
Other	(67,532)	-
	1,930,498	(227,502)
Net loss for the period	(3,409,913)	(10,636,250)
Less: deemed dividend on warrant extension	-	1,891,382
Net loss applicable to common shareholders	$ (3,409,913)	$ (12,527,632)
Basic weighted average shares outstanding	5,188,376	5,122,245

Net loss applicable to common shareholders for the period per share, basic and diluted	$ (0.66)	$ (2.45)

The accompanying notes are an integral part of these audited consolidated financial statements.

JMG Exploration, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31,	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (3,409,913)	$(10,636,250)
Adjustments to reconcile net loss to cash flows from operating activities:
Stock-based compensation	142,755	1,993,629
Depletion, depreciation, accretion and impairment	2,232,679	8,029,883
Gain on sale of property and equipment	(1,872,286)	(34,741)
Loan receivable valuation allowance	1,850,000	-
Other changes:
Decrease (increase) in other assets	(1,541)	200,000
Increase in accounts receivable	1,154,825	(47,193)
Decrease (increase) in prepaid expenses	28,326	(13,361)
Increase (decrease) in accounts payable and accrued liabilities	(1,185,324)	(799,920)
Increase (decrease) in due to JED Oil Inc.	(1,314,404)	1,139,493
Cash used in operating activities	(2,374,883)	(144,390)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan receivable advance	(3,000,000)	-
Proceeds on disposition of property	6,658,326	171,750
Purchase of property and equipment	(180,232)	(2,964,360)
Cash provided (used) in investing activities	3,478,094	(2,792,610)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payment) of Promissory Note	(1,500,000)	1,500,000
Stock options exercised	-	201,956
Warrants exercised	-	667,293
Cash provided (used) by financing activities	(1,500,000)	2,369,249
Effect of foreign exchange on cash and cash equivalents	(7,509)	(15,788)
Net (decrease) increase in cash and cash equivalents	(404,298)	(583,539)
Cash and cash equivalents, beginning of period	567,426	1,150,965
Cash and cash equivalents, end of period	$ 163,128	$ 567,426

The accompanying notes are an integral part of these audited consolidated financial statements.

JMG Exploration, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

For the Years ended December 31,	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 20,630	$ 271,207
Income taxes	$ 800	$ 800
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Asset retirement obligation	$ 5,259	$ 8,384
Extension of warrant expiration date – deemed dividend	$ -	$ 1,891,382

The accompanying notes are an integral part of these audited consolidated financial statements.

JMG Exploration, Inc.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock	Additional Paid-in Capital	Share Purchase Warrants	Accumu-lated Deficit	Accumu-lated Other Compre-hensive Loss	Total
	No. Shares	Amt
	#	$	$	$	$	$	$	$
Balance at December 31, 2005	4,997,578	4,997	-	19,947,103	2,248,663	(9,037,083)	(2,697)	13,160,983
Warrants exercised for common stock	137,371	137	-	731,367	(64,211)	-	-	667,293
Exercise of stock options	53,460	54	-	201,902	-	-	-	201,956
Stock based compensation	-	-	-	1,993,629	-	-	-	1,993,629
Extension of Warrant Expiration Dates to January 15, 2007	-	-	-	552,846	-	(552,846)	-	-
Extension of Warrant Expiration Dates to January 15, 2008	-	-	-	1,338,536	-	(1,338,536)	-	-
Net loss for the year ended December 31, 2006	-	-	-	-	-	(10,636,250)	-	(10,636,250)
Foreign exchange translation	-	-	-	-	-	-	(15,788)	(15,788)
Balance at December 31, 2006	5,188,409	5,188	-	24,765,383	2,184,452	(21,564,715)	(18,485)	5,371,823
Stock based compensation	-	-	-	142,755	-	-	-	142,755
Net loss for the year ended December 31, 2007	-	-	-	-	-	(3,409,913)	-	(3,409,913)
Foreign exchange translation	-	-	-	-	-	-	(7,509)	(7,509)
Balance at December 31, 2007	5,188,409	5,188	-	24,908,138	2,184,452	(24,974,628)	(25,994)	2,097,156

The accompanying notes are an integral part of these audited consolidated financial statements.

JMG Exploration, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years ended December 31,	2007	2006

Net loss for the period	$ (3409,913)	$ (10,636,250)

Other comprehensive income:
Foreign exchange translation adjustment	(7,509)	(15,788)
Comprehensive loss for the period	$ (3,417,422)	$ (10,652,038)

The accompanying notes are an integral part of these audited consolidated financial statements.

JMG Exploration, Inc.

Notes to Consolidated Financial Statements

1.    Incorporation, Nature of Operations, and Going Concern

JMG Exploration, Inc. (“JMG” or the “Company”) was incorporated under the laws of the State of Nevada on July 16, 2004 for the purpose of exploring for oil and natural gas in the United States and Canada. In August 2004, two private placements totaling $8.8 million were completed and exploration activities commenced. As discussed below, all of the properties under development, with the exception of the Pinedale natural gas wells and adjacent undeveloped land, have not met with developmental objectives and have been sold as of January 2008.

As of December 31, 2007, JMG has an accumulated deficit of $24,974,628 and has insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. Raising additional capital is not considered a viable strategy and JMG is exploring a possible sale or merger with another party.

 JMG has not realized a profit from operations since its incorporation on July 16, 2004.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company is in a negative working capital position as at December 31, 2007.  As disclosed in note 14, the subsequent sale of certain properties will also provide additional cash flow towards the Company’s ongoing operations.  Accordingly, the Company’s consolidated financial statements are presented on a going concern basis.  These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

b) Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and balances invested in short-term securities with original maturities of less than 90 days. For the period ended December 31, 2007, the average effective interest rate earned on cash equivalent balances was 1.25%. As of December 31, 2007, the Company had $163,128 in cash. JMG maintains three cash accounts with financial institutions in the United States. The United States account is insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2007, the uninsured bank balance was $59,916.  JMG has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

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

g) Impairment of Long-Lived Assets

If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then we recognize an impairment charge in income from operations equal to the difference between the net capitalized costs and their estimated fair values based on the present value of the related future net cash flows. Undeveloped oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. We noted impairment of our developed and undeveloped properties of $1,746,120 and $4,863,820 based on our analysis for the years ended December 31, 2007 and 2006, respectively.

h) Asset retirement obligations

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

i) Income taxes

Income taxes are accounted for under SFAS No. 109, Accounting for Income Taxes and FIN 48, Accounting for Uncertainty in Income Taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

l) Net loss per share

The Company accounts for earnings/loss per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.”  Under SFAS No. 128, basic EPS is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding without including any potentially dilutive securities.  Diluted EPS is computed by dividing net loss by the weighted average number of common shares outstanding plus, when their effect is dilutive, common stock equivalents.  The treasury stock method is used to determine the dilutive effect of the stock options and warrants.  The treasury stock method assumes any proceeds obtained upon exercise of options would be used to purchase common shares at the average market price during the period.  The effect of the warrants and stock options has been excluded since their effect is anti-dilutive. A total of 4,540,884 shares (478,333 attributable to stock options and 4,062,551 attributable to warrants) were accordingly excluded from the net loss per share calculation for the year ending December 31, 2007.

m) Allowance for doubtful accounts

Trade accounts receivable are recorded at the invoiced amount.  The Company does not have any off-balance-sheet credit exposure related to its customers. The Company assesses risk and allowance for doubtful accounts on a customer specific basis. As of December 31, 2007 and 2006, the Company has a total allowance for doubtful accounts of $69,000 and $135,000, respectively due to evaluation of collection on some customer accounts.

3.   Loan Receivable

In conjunction with a September 5, 2007 Share Exchange Agreement with the shareholders of Newco Group Limited (“Newco”), JMG provided Newco a $3,000,000 loan by to enable Newco to purchase additional shares in Iris Computers, Ltd. (“Iris”) representing approximately a 39% equity interest in Iris (excluding the 14.5% equity interest already owned by Newco).  As security for the loan, JMG received a security interest in the ordinary shares of Iris purchased by Newco with the proceeds of the JMG loan. As further security for the loan, JMG received an irrevocable proxy from ESAPI Ltd., a company organized under the laws of the Commonwealth of the Bahamas (“ESAPI”), granting to JMG the right to vote the shares of Iris currently owned by Newco that have been pledged to ESAPI by Newco as security for a loan by ESAPI to Newco. Newco has been determined to be a variable interest entity, however as JMG is not the primary beneficiary, the financial position and results of operations for Newco are not consolidated with JMG as of December 31, 2007.

Due to concerns regarding the ultimate value of the Iris shares held as collateral, JMG recorded a valuation allowance of $1,850,000 as of December 31, 2007 and reduced the value of the Iris shares to $1,150,000. The valuation allowance was based on an independent valuation analysis of Iris based on financial information through September 30, 2008. The note was deemed to be in default during 2008 and there is a dispute regarding the transfer of the collateral into JMG’s name – see Note 14 – Subsequent events.

4.  Property and Equipment

Depletion and depreciation expense was $2,227,420 and $8,021,499 for the years ended December 31, 2007 and 2006, respectively. Impairment expense was $1,746,120 and $4,863,820 for the years ended December 31, 2007 and 2006, respectively. This impairment is a result of unsuccessful work programs and production evaluation work performed during these periods and have been included in depletion and depreciation expense. Undeveloped land and other assets not related to petroleum and natural gas properties were excluded from the depletion calculation.

Oil and gas properties (accounted for under the successful efforts method of accounting)

December 31,
	2007	2006
Petroleum and natural gas properties	$ 1,984,543	$ 5,961,987
Undeveloped Properties	1,882,396	4,086,722
Accumulated depletion, depreciation, amortization and impairment	(2,663,328)	(5,120,316)
	$ 1,203,611	$ 4,928,393

Oil and gas properties held for resale (accounted for under the successful efforts method of accounting)

December 31,
	2007	2006
Petroleum and natural gas properties	-	$ 10,231,212
Undeveloped Properties	-	2,174,170
Accumulated depletion, depreciation, amortization and impairment	-	(9,297,506)
	-	$ 3,107,876

Other property and equipment

December 31,
	2007	2006
Property and Equipment	$ 29,319	$ 119,227
Accumulated depreciation	(17,618)	(17,048)
	$ 11,701	$ 102,179

5.  Other Assets

Other assets consist of a bond for oil and gas bond deposit in the state of Wyoming and a receivable resulting from the sale of oil and gas properties.  The bond provides coverage for operations conducted by or on behalf of the company.  The bond will be retained until all conditions of the bond have been fulfilled or until a satisfactory replacement bond has been accepted.

6.  Accrued Expenses

Accrued expenses consist of the following at:

December 31,
	2007	2006
Drilling and completion costs	$ -	$ 469,302
Refundable deposit on sale of land and wells	19,235	280,000
Other accrued expenses	232,757	241,182
	$ 251,992	$ 990,484

7.   Promissory Note

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

8.   Stockholders’ Equity

a) Authorized, issued and outstanding

The Company has authorized 25,000,000 common shares, par value $.001, and 10,000,000 preferred shares, par value $.001. As of December 31, 2007 there were 5,188,409 and 0 shares, respectively, of common stock and preferred stock issued and outstanding.

b) Stock options

The Company has a stock option plan under which employees, directors and consultants are eligible to receive grants.  As of December 31, 2007, 924,096 shares were reserved for issuance under the plan and 445,763 options are available for issuance. Options granted under the plan generally have a term of five years to expiry and vest immediately when issued to directors and generally vest as to one-third on each of the first, second and third anniversaries of the grant date for employees and consultants.  The exercise price of each option equals the market value of the Company’s common stock on the date of grant. Stock compensation related to unvested awards was $6,857 as of December 31, 2007.

The following summarizes information concerning outstanding and exercisable stock options as of December 31, 2007:

	Number of options	Weighted average exercise price
Options outstanding as at December 31, 2005	479,250	$ 5.24
Granted – July 1, 2006	380,000	$10.75
Granted – December 1, 2006	315,000	$ 2.00
Exercised	(66,002)	$ 5.00
Cancelled	(160,582)	$ 5.00
Cancelled	(1,000)	$15.25
Cancelled	(10,000)	$12.25
Cancelled	(37,500)	$10.75
Options outstanding as at December 31, 2006	899,166	$ 6.38
Granted – April 18, 2007	45,000	$ 2.00
Cancelled	(347,500)	$10.75
Cancelled	(73,333)	$ 5.00
Cancelled	(45,000)	$ 2.00
Options outstanding as at December 31, 2007	478,333	$ 3.00

Of the 478,333 options outstanding as of December 31, 2007, 466,668 options are fully vested and exercisable and 11,665 options are unvested.  Of the 899,166 options outstanding s of December 31, 2006, 805,002 options are fully vested and exercisable and 94,164 are unvested.

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

e) Loss per share

The weighted average number of common shares outstanding were 5,188,376 and 5,122,245 for the years ended December 31, 2007 and 2006, respectively. All of the Company’s outstanding stock options and warrants currently have an anitdilutive effect on per common share amounts.  These stock options and warrants could be dilutive in future periods.

9.   Income Taxes

The Company provides deferred income taxes for differences between the tax reporting bases and the financial reporting bases of assets and liabilities. The Company follows the accounting procedures established by SFAS No. 109, “Accounting for Income Taxes.” The Company did not pay any income taxes in the periods ended December 31, 2007 and 2006.

On January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the entity’s financial statements in accordance with SFAS No. 109. As of the date of adoption, the Company had no unrecognized income tax benefits, and accordingly, the adoption of FIN 48 did not result in a cumulative effect adjustment to the Company’s retained earnings and the annual effective tax rate was not affected. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively.

At December 31, 2007, the Company had no increase or decrease in unrecognized income tax benefits for the year. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2007. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no income tax examinations underway for these jurisdictions, although the tax years ended December 31, 2007, 2006 and 2005 are all still open for examination.

(a)

Income tax expense (recovery)

The provision for income taxes recorded in the financial statements differs from the amount which would be obtained by applying the statutory income tax rate to the loss before tax as follows:

	2007	2006
Loss for the period before income taxes	$(3,318,913)	$(10,636,250)
Effective tax rate	34%	34%
Expected income tax recovery	(1,294,376)	(4,148,138)
Deferred tax asset valuation allowance	1,294,376	4,148,138
Income tax benefit	$ -	$ -

(b)

Deferred income taxes

The Company does not recognize the deferred income tax asset at this time because the realization of the asset is less likely than not. The components of the Company’s deferred income tax asset are as follows:

Deferred Tax Assets

	2007	2006
Non-capital loss carry forward	$ 6,013,818	$ 1,344,120
Oil and gas property basis difference	614,876	1,973,851
Bad debt allowance	608,091	-
Stock based compensation and other general and administrative expense	600,597	830,167
Total	7,837,382	4,148,138
Valuation allowance	(7,837,382)	(4,148,138)
Net deferred assets	$ -	$ -

The Company has non-capital losses for federal and state income tax purposes of approximately $17,000,000 and $6,400,000, respectively, which are available for application against future taxable income and which expire in 20 years. The benefit associated with the non-capital loss carry forward will more likely than not go unrealized unless future exploration in the U.S. is successful.  Since the success of future exploration is indeterminable, the potential benefits resulting from these non-capital losses have not been recorded in the financial statements.

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

During the years ended December 31, 2007 and 2006, the Company entered into the following transactions with JED:

•

JED paid on behalf of the Company a total of $566,530 and $511,047 for the years ended December 31, 2007 and 2006, respectively for general and administrative services and capital related expenditures.

•

JED also paid on behalf of the Company at total of $0 and $119,553 for the years ended December 31, 2007 and 2006, respectively for operator’s overhead recovery based on capital expenditures made.

•

In consideration for the assignment of JED’s interests in certain oil and gas properties, JED, as the operator, charged the Company for drilling and other costs related to those properties in the amount of $232,348 and $5,304,119 and charged the Company for operating costs in the amount of $120,535 and $116,833, for the years ended December 31, 2007 and 2006, respectively.

•

In consideration for the assignment of JED’s interest in certain oil and gas properties, the Company, as the operator, charged JED for drilling and other costs related to those properties in the amount $5,857,320 and charged JED for operating costs in the amount $64,403, for the years ended December 31, 2006.  There were no such charges for the year ended December 31, 2007

All amounts are due and payable on receipt, and do not earn interest. At December 31, 2007 and 2006, $112,045 and $1,426,449 was outstanding, respectively. The balance outstanding at December 31, 2006 is net of $1,032,039 due from JED for production revenues collected by them.

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

Joseph Skeehan, the Chief Executive Officer, Chief Financial Officer, President and a director of JMG is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, and exclusive of Mr. Skeehan’s salary, Skeehan & Company was paid a total of $155,778 and $0 for the years ended December 31, 2007 and 2006.

11.  Asset Retirement Obligations

As of December 31, 2007, the estimated present value of the Company’s asset retirement obligation was $16,740 based on estimated future cash requirements of $26,447, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $5,259 and 8,384 was recorded for the years ended December 31, 2007 and 2006, respectively.

Asset retirement obligation at December 31, 2006	$ 111,096
Liabilities incurred	-
Liabilities related to sold properties	(89,908)
Accretion expense	5,259
Asset retirement obligations at December 31, 2007	$26,447

12.    Supplemental Oil and Gas Reserve Information (Unaudited)

Costs incurred for oil and gas property acquisition, exploration and development activities is as follows:

	Year ended December 31,
	2007	2006
Property acquisition costs:
Unproved properties	$ -	$ 42,835
Proved properties	25,000	16,576
Exploration costs	-	-
Development costs	155,236	2,904,949
Total costs incurred	$ 180,236	$ 2,964,359

The following reserve quantity and future net cash flow information for the Company for the year ended December 31, 2007 was prepared by CG Engineering Ltd. and for the years ended December 31, 2006 was prepared by McDaniel & Associates Consultants Ltd. and by DeGolyer and MacNaughton Canada Limited, independent petroleum engineers.

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

As of December 31, 2007 and 2006, the Company’s reserves were all proved developed.  Presented below is a summary of the changes in estimated reserves of the Company:

	For the Years Ended December 31,
	2007		2006
	Oil or Condensate	Gas	Oil or Condensate	Gas
	(Bbl)	(Mcf)	(Bbl)	(Mcf)
Beginning of year	64,716	165,800	61,656	-
Revisions of previous estimates	816	33,909	(4,515)	-
Sale of reserves	(62,416)	-	-	-
Discoveries and extensions	-	-	48,207	183,111
Production	(216)	(39,709)	(40,632)	(17,311)
	2,900	160,000	64,716	165,800

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

The following summary sets forth the Company’s future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in SFAS No. 69:

	Year ended December 31,
	2007	2006
Future cash inflows	$ 1,159,002	$4,448,000
Future production costs	(515,690)	(1,672,000)
Future development costs	(14,000)	(219,000)
Future net cash flows	629,312	2,557,000
10% annual discount	(175,697)	(411,000)
Standardized measure of discounted
future net cash flows	$ 453,615	$2,146,000

The principle sources of change in the standardized measure of discounted future net cash flows are:

	Year Ended December 31,
	2007	2006
Balance at beginning of period	$ 2,146,000	$ 1,336,000
Sales of oil and gas, net	(188,623)	(1,244,000)
Net change in prices and production costs	(184,429)	(51,000)
Net change in future development costs	791	(63,000)
Extensions and discoveries	-	2,039,000
Sale of reserves	(1,608,500)	-
Revisions of previous quantity estimates	99,221	(96,000)
Accretion of discount	214,700	230,000
Other	(25,545)	(5,000)
Balance at end of period	$ 453,615	$ 2,146,000

13.   Financial Instruments

a) Fair value of financial assets and liabilities

 The company’s financial instruments consist of cash and cash equivalents, accounts receivable, due from related parties, loan receivable and accounts payable. As at December 31, 2007 and 2006 there were no significant difference between the carrying amounts of these financial instruments and their estimated fair value.

b) Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, accounts receivable, and loan receivable. At December 31, 2007, the Company had all of its cash and cash equivalents with two banking institutions. The company mitigates the concentration risk associated with cash deposits by only depositing material amounts of funds with major banking institutions. Concentrations of credit risk with respect to accounts receivables are the result of joint venture operations with industry partners and are subject to normal industry credit risks.  The Company routinely assesses the credit of joint venture partners to minimize the risk of non-payment.

c) Interest rate risk

At December 31, 2006 the Company had an unsecured promissory note payable for $1,500,000 with interest at 12% per annum. The note was paid in full in February 2007. At December 31, 2007 and 2006, the Company had no outstanding indebtedness that bears interest.

d) Foreign currency risk

Foreign currency risk is the risk that a variation in exchange rates between the United States dollar and the foreign currencies will affect the Company’s operating and financial results.  The Company is exposed to foreign currency risk as the Company holds cash and cash equivalents on hand that are denominated in Canadian currency.

14. Subsequent Events

Fellows project

The Fellows project was sold effective January 31, 2008 at approximately book value for $385,000.

Warrants

On January 4, 2008 the Company extended the expiration dates of its outstanding warrants to January 15, 2009. A total of 369,249 $6.00 warrants, 1,739,500 $4.25 warrants, and 1,763,802 $5.00 warrants were to expire on January 15, 2008. A deemed dividend of $280,852 for this extension of the warrant expiration dates was calculated using the

Black-Scholes option-pricing model and will be reflected in the financial statements for the quarter ending March 31, 2008.

On December 17, 2008 the Company extended the expiration dates of its outstanding warrants to January 15, 2010. A total of 369,249 $6.00 warrants, 1,739,500 $4.25 warrants, and 1,763,802 $5.00 warrants were to expire on January 15, 2009. A deemed dividend of $111,361 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model and will be reflected in the financial statements for the year ended December 31, 2008.

Newco Share exchange agreement

On January 4, 2008, JMG announced that the Share Exchange Agreement by and among JMG, Newco Group Ltd., ESAPI Ltd., and certain other parties, dated September 5, 2007, failed to close as of December 31st, 2007, and that JMG elected to exercise its right under the Share Exchange Agreement to terminate such agreement, effective immediately.

On January 3, 2008, JMG sent Newco notice that Newco is in default under the Loan Agreement and that JMG intends on exercising its remedies as a secured creditor if the default is not cured within 15 days of the notice, which remedies would include transferring the Iris shares that secure the loan into the name of JMG.

On February  8, 2008 JMG and Newco entered into an extension agreement allowing Newco until April 30, 2008 to repay the $3 million loan and accrued interest. In the event the note is not paid by that time, Newco agreed to have the 1,427,684 shares of Iris which secure the loan immediately transferred to JMG as payment in full of the outstanding obligations. Both parties also released the other from any liability resulting from the failure of the Share Exchange Agreement to be consummated.

On May 14, 2008 the extension agreement was modified to allow Newco until June 10, 2008 to repay the loan and accrued interest. As consideration for this modification, Newco paid accrued interest on the note through April 30, 2008 of $120,000 and an extension fee of $50,000.

On June 17, 2008 the extension agreement was modified to allow Newco until July 10, 2008 to repay the loan and accrued interest. As consideration for this modification, Newco agreed to an extension fee of $50,000, of which $25,000 was payable upon execution of the extension agreement and was received July 1, 2008.  The balance of the extension fee and the interest accrued to date will be due and payable on July 10, 2008.

On July 22, JMG announced that Newco had failed to repay the $3 million loan and accrued interest and fees that was due July 10, 2008 and that on July 22, 2008 JMG issued a formal notice of default and started the process of transferring into the name of JMG the 1,427,684 shares of Iris which JMG held as security for the loan and which were registered in the name of Newco.  The transfer of the shares are to be liquidated damages and, upon transfer, constitute full repayment of the Newco Note.

Iris has indicated to JMG that they do not believe that the shares JMG holds as collateral were properly earned by Newco and that Iris will not transfer the shares into JMG’s name.

On December 2, 2008 JMG received a proposal from Newco Group and approved by Iris whereby Iris proposed to issue shares equal to 15% of Iris to JMG in full settlement of the outstanding issues. JMG was to originally receive 39% of Iris for the $3 million loan collateral and declined the settlement offer.

On February 9, 2009, JMG formally rejected this settlement proposal and submitted to Iris an application for the transfer of shares. Due to concerns regarding the ultimate value of the Iris shares received as collateral, JMG retained a financial consultant and obtained an independent valuation analysis of Iris based on financial information through September 30, 2008. As a result of this analysis, JMG recorded a valuation allowance of $1,850,000 as of December 31, 2007 and reduced the book value of the Iris shares to $1,150,000.

15.  New Accounting Pronouncements

The Company adopted SFAS No. 123R on January 1, 2006 (see Notes 2 and 8).

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material effect on our financial condition or results of operations.

 In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, with the highest priority being quoted prices in active markets. The required effective date of SFAS No. 157 is the first quarter of 2008. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material effect on our consolidated financial statements, but resulted in additional disclosures.  In February 2008, the FASB issued Staff Position No. 157-2, which delayed by one year the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We believe the adoption of this statement will not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SAFS No. 141, “Business Combinations.”  SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies.  SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.  SFAS No. 141R will be applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  SFAS No. 141R would have an impact on accounting for any business acquired after the effective date of this pronouncement.

On January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the entity’s financial statements in accordance with SFAS No. 109. As of the date of adoption, the Company had no unrecognized income tax benefits, and accordingly, the adoption of FIN 48 did not result in a cumulative effect adjustment to the Company’s retained earnings and the annual effective tax rate was not affected.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard amends SFAS No. 133 and seeks to enhance disclosure about how and why a company uses derivative and hedging activities, how derivative instruments and related hedged items are accounted for under SFAS No. 133 (and the interpretations of that standard) and how derivatives and hedging activities affect a company’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We believe the adoption of this statement will not have a material effect on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” and also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We believe the adoption of this statement will not have a material effect on our consolidated financial statements.