Form 10-Q
period 2008-03-31
JMG Exploration, Inc.
filed 2009-07-24
CIK 1299967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Non-accelerated filer ☐ (Do not check if a smaller reporting company)        Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑

The number of shares outstanding of Registrant’s common stock, par value $0.01, as of May 31, 2009, was 5,188,409.

JMG Exploration, Inc.
Index to Form 10-Q Quarterly Report
to the Securities and Exchange Commission

		Page
		No.
	Part I Financial Information

Item 1	Consolidated Financial Statements

	Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007.	3

	Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2008 and 2007.	4

	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2008 and 2007.	5

	Consolidated Statements of Shareholders’ Equity (unaudited) for the three months ended March 31, 2008 and year ended December 31, 2007.	6

	Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2008 and 2007.	7

	Notes to Consolidated Financial Statements (unaudited)	8 - 15

Item 2	Managements Discussion and Analysis of Financial Condition and Results of Operations	16 - 22

Item 3	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4T	Controls and Procedures	22 - 23

	Part II Other Information

Item 1	Legal Proceedings	24

Item 1A	Risk Factors	24

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3	Defaults Upon Senior Securities	24

Item 4	Submission of Matters to a Vote of Security Holders	24

Item 5	Other Information	24

Item 6	Exhibits	24

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

JMG Exploration, Inc.

CONSOLIDATED BALANCE SHEETS

As of	March 31 2008	December 31 2007
ASSETS	(unaudited)
Current
Cash and cash equivalents	$362,621	$163,128
Accounts receivable, net of allowance of $69,000 in 2008 and $135,000 in 2007	204,195	176,842
Prepaid expenses	9,580	19,736
	576,396	359,706

Other assets	31,541	31,541
Loan Receivable, net of allowance of $1,850,000 in 2008 and 2007	1,150,000	1,150,000
Oil and gas properties (accounted for under the successful efforts method of accounting), net of depreciation, depletion, amortization and impairment	794,717	1,203,611
Other property and equipment, net of depreciation	9,419	11,701
	$2,562,073	$2,756,559
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$228,773	$268,919
Accrued liabilities	219,976	251,992
Due to JED Oil Inc.	127,581	112,045
Total current liabilities	576,330	632,956
Asset retirement obligations	26,728	26,447
	603,058	659,403
Stockholders’ equity
Share capital
Common stock - $.001 par value; 25,000,000 shares authorized; 5,188,409 shares issued and outstanding	5,188	5,188
Preferred stock - $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2008 and 2007	-	-
Additional paid-in capital	25,188,990	24,908,138
Share purchase warrants	2,184,452	2,184,452
Accumulated deficit	(25,393,617)	(24,974,628)
Accumulated other comprehensive earnings	(25,998)	(25,994)
	1,959,015	2,097,156
	$2,562,073	$2,756,559

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

For the	Three month period ended March 31,
	2008	2007
Revenues
Gross Revenue	$ 9,293	$ 194,412
Less royalties and taxes	(9,098)	(62,692)
	195	131,720

Costs and Expenses
General and administrative	104,963	290,257
Production expenses	36,137	63,810
Depletion, depreciation, amortization and impairment	3,893	2,097,351
Accretion on asset retirement obligation	281	2,329
	145,274	2,391,304
Loss from operations	(145,079)	(3,322,027)

Other Income and Expense
Gain (loss) on sale of oil and gas properties	(42,297)	2,370,546
Interest income	49,041	16,965
Interest expense	(362)	(19,445)
Other	560	13,369
	6,942	2,381,435
Net income (loss) for the period	(138,137)	59,408
Less: deemed dividend on warrant extension	(280,852)	-
Net income (loss) applicable to common shareholders	$ (418,989)	$ 59,408
Basic weighted average shares outstanding	5,188,409	5,188,409

Net income (loss) for the period per share, basic and diluted	($0.08)	$ 0.01

         The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three month period ended March 31,
For the	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$ (138,137)	$ 59,408
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Stock-based compensation	-	62,443
Depletion, depreciation, amortization, accretion and impairment	4,174	2,099,681
(Gain) loss on sale of property and equipment	42,297	(2,370,546)
Other changes:
Decrease (increase) in other assets	-	(43,136)
Decrease (increase) in accounts receivable	(27,353)	468,598
Decrease (increase) in prepaid expenses	10,156	10,280
Decrease in accounts payable and accrued liabilities	(72,162)	(849,913)
Increase in due to JED Oil Inc.	15,536	470,508
Cash used in operating activities	(165,489)	(92,677)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on disposition of property	364,986	5,454,437
Purchase of property and equipment	-	(155,236)
Cash provided by investing activities	364,986	5,299,201
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on Promissory Note	-	(1,500,000)
Cash used in financing activities	-	(1,500,000)
Effect of foreign exchange on cash and cash equivalents	(4)	(5,098)
Net increase in cash and cash equivalents	199,493	3,701,426
Cash and cash equivalents, beginning of period	163,128	567,426
Cash and cash equivalents, end of period	$ 362,621	$ 4,268,852

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ 362	$ 19,445
Income taxes	$ -	$ -
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extension of warrant expiration date – deemed dividend	$ 280,852	$ -

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Share Purchase Warrants	Accumu-lated Deficit	Accumu-lated Other Compre-hensive Loss	Total
	No. Shares	Amt
	#	$	$	$	$	$	$	$
Balance at December 31, 2006	5,188,409	5,188	-	24,765,383	2,184,452	(21,564,715)	(18,485)	5,371,823
Stock based compensation	-	-	-	142,755	-	-	-	142,755
Net loss for the year ended December 31, 2007	-	-	-	-	-	(3,409,913)	-	(3,409,913
Foreign exchange translation	-	-	-	-	-	-	(7,509)	(7,509)
Balance at December 31, 2007	5,188,409	5,188	-	24,908,138	2,184,452	(24,974,628)	(25,994)	2,097,156
Extension of warrant expiration dates to January 15, 2009	-	-	-	280,852	-	(280,852)	-	-
Net loss for the three months ended March 31, 2008 (unaudited)	-	-	-	-	-	(138,137)	-	(138,137)
Foreign exchange translation	-	-	-	-	-	-	(4)	(4)
Balance at March 31, 2008 (unaudited)	5,188,409	5,188	-	25,188,990	2,184,452	(25,393,617)	(25,998)	1,959,015

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (unaudited)

	Three month period ended March 31,
	2008	2007

Net income (loss) for the period	$ (138,137)	$ 59,408
Other comprehensive income:
Foreign exchange translation adjustment	(4)	(5,098)
Comprehensive loss for the period	$ (138,141)	$ 54,310

    The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.

Notes to Consolidated Financial Statements

1.    INCORPORATION, NATURE OF OPERATIONS, AND GOING CONCERN

JMG Exploration, Inc. was incorporated under the laws of the State of Nevada on July 16, 2004 for the purpose of exploring for oil and natural gas in the United States and Canada. All of the properties under development, with the exception of the Pinedale natural gas wells, have not met with developmental objectives and have been sold as of January 2008.

As of March 31, 2008, JMG has an accumulated deficit of $25,393,617 and has insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. Raising additional capital is not considered a viable strategy and JMG is exploring a possible sale or merger with another party.

The Company’s consolidated financial statements are presented on a going concern basis. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

These interim consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods, on a basis that is consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the summary of significant accounting policies and notes thereto included in the Company’s audited financial statements for the years ended December 31, 2007 and 2006.

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

At December 31, 2007, JMG engaged an independent engineering firm to evaluate 100% of our developed oil and gas reserves and prepare a report thereon. Their report was utilized in the calculations of depletion and depreciation expense. The estimation of the reserve volumes and future net revenues set out in the report is complex and subject to uncertainties and interpretations. Judgments are based upon engineering data, projected future rates of production, forecasts of commodity prices, and the timing of future expenditures. Inevitably the estimates of reserve volumes and future net revenues will vary over time as new data becomes available and estimates of future net revenues do not represent fair market value.

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

Impairment of Long-Lived Assets

If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then we recognize an impairment charge in income from operations equal to the difference between the net capitalized costs related to unproved properties and their estimated fair values based on the present value of the related future net cash flows.

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

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 (up to $250,000 through December 31, 2013).  The company has not experienced any losses in such accounts and does not believe that it is exposed to any significant credit risk on cash.

Income (loss) per Common Share

Income (loss) per share (“EPS”) is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share for the three months ended March 31, 2008 and 2007 because their effect would be antidilutive. The following shares were accordingly excluded from the net income/loss per share calculation.

	Three month period ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Stock warrants	4,062,551	4,062,551
Stock options	476,667	890,833
Total share excluded	4,539,218	4,953,384

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

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized.  As a result of this valuation allowance, the effective tax rate for the first quarter of 2008 and for the year ended December 31, 2007 is zero percent.

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value. If the financial condition of JMG’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Delinquent trade accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The need for an allowance is determined through an analysis of the past-due status of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The allowance for doubtful accounts was $69,000 and $135,000 as of March 31, 2008 and December 31, 2007.

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. For certain of JMG’s financial instruments, including cash, accounts receivable, loan receivable  and accounts payable, the carrying amounts approximate fair value. See footnote 8.

New Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The provisions of SFAS 160 are effective for the Company on January 1, 2009. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial statements.

3.  LOAN RECEIVABLE

In conjunction with a September 5, 2007 Share Exchange Agreement with the shareholders of Newco Group Limited, JMG provided Newco a $3,000,000 loan to enable Newco to purchase additional shares in Iris representing approximately a 39% equity interest in Iris (excluding the 14.5% equity interest already owned by Newco).  As security for the loan, JMG received a security interest in the ordinary shares of Iris purchased by Newco with the proceeds of the JMG loan. As further security for the loan, JMG received an irrevocable proxy from ESAPI Ltd., a company organized under the laws of the Commonwealth of the Bahamas (“ESAPI”), granting to JMG the right to vote the shares of Iris currently owned by Newco that have been pledged to ESAPI by Newco as security for a loan by ESAPI to Newco. Newco has been determined to be a variable interest entity, however as JMG is not the primary beneficiary, the financial position and results of operations for Newco are not consolidated with JMG.

On January 3, 2008, JMG sent Newco notice that Newco was in default under the Loan Agreement and that JMG intended to exercise its remedies as a secured creditor if the default was not cured within 15 days of the notice, which remedies included transferring the Iris shares that secure the loan into the name of JMG.

On January 4, 2008, JMG announced that the Share Exchange Agreement failed to close as of December 31, 2007, and that JMG elected to exercise its right under the Share Exchange Agreement to terminate such agreement.

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

On June 17, 2008 the extension agreement was modified to allow Newco until July 10, 2008 to repay the loan and accrued interest. As consideration for this modification, Newco agreed to an extension fee of $50,000, of which $25,000 was payable upon execution of the extension agreement.  The balance of the extension fee and the interest accrued to date were due and payable on July 10, 2008.

On July 22, JMG announced that Newco had failed to repay the $3 million loan and accrued interest and fees that was due July 10, 2008 and that on July 22, 2008 JMG issued a formal notice of default and started the process of transferring into the name of JMG the 1,427,684 shares of Iris which JMG held as security for the loan and which were registered in the name of Newco.  The transfers of the shares are to be liquidated damages and, upon transfer, constitute full repayment of the Newco Note.

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

On February 9, 2009, JMG formally rejected this settlement proposal and submitted to Iris an application for the transfer of shares. Due to concerns regarding the ultimate value of the Iris shares received as collateral, JMG recorded a valuation allowance of $1,850,000 as of December 31, 2007 and reduced the value of the Iris shares to $1,150,000. The valuation allowance was based on an independent valuation analysis of Iris based on financial information through September 30, 2008.

4.  PROPERTY AND EQUIPMENT

Depletion, depreciation, amortization and impairment expense was $3,893 and $2,097,351 for the three months ended March 31, 2008 and 2007. Undeveloped land and other assets not related to petroleum and natural gas properties were excluded from the depletion calculation.

Oil and gas properties (accounted for under the successful efforts method of accounting)

	March 31, 2008	December 31, 2007
	(unaudited)
Petroleum and natural gas properties	$ 1,984,543	$ 1,984,543
Undeveloped Properties	1,477,396	1,882,396
Accumulated depletion, depreciation, amortization and impairment	(2,667,222)	(2,663,328)
	$ 794,717	$ 1,203,611

Other property and equipment

	March 31, 2008	December 31, 2007
(unaudited)
Property and Equipment	$ 27,037	$ 29,319
Accumulated depreciation	(17,618)	(17,618)
	$ 9,419	$ 11,701

5.  RELATED PARTY TRANSACTIONS

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

Pursuant to this agreement, for the three months ended March 31, 2008, JED charged JMG $32,841 for well operating costs.

Pursuant to this agreement, for the three months ended March 31, 2007, JED charged JMG $155,236 for capital expenditures, $66,424 for well operating costs, $217,109 for payments to JMG’s partners paid by JED, and $4,333 in miscellaneous costs.

In connection with these transactions the total amount payable to JED was $127,581 at March 31, 2008.

Skeehan & Company

Joseph Skeehan, the Chief Executive Officer, President and a director of JMG is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $20,395 and $3,038 during the three months ended March 31, 2008 and 2007, respectively. A balance of $0 is due Skeehan & Company as of March 31, 2008.

6. ASSET RETIREMENT OBLIGATION

As of March 31, 2008, the estimated present value of the Company’s asset retirement obligation was $26,728 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $281 was recorded for the three months ending March 31, 2008.

Asset retirement obligations at December 31, 2007	$ 26,447
Accretion expense	281
Asset retirement obligations at March 31, 2008	$ 26,728

7. DEEMED DIVIDEND ON WARRANT EXTENSION

On January 4, 2008 the Company extended the expiration dates of its outstanding warrants to January 15, 2009. A total of 369,249 $6.00 warrants and 1,739,500 $4.25 warrants were to expire on December 31, 2006, and 1,763,802 $5.00 warrants were to expire on August 24, 2006. The deemed dividend of $280,852 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model.

8. FAIR VALUE MEASUREMENTS

The fair value hierarchy established by SFAS No. 157, Fair Value Measurements, prioritizes the inputs used in valuation techniques into three levels as follows:

•	Level 1 – Observable inputs – unadjusted quoted prices in active markets for identical assets and liabilities;

•	Level 2 – Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data; and

•	Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable.

JMG’s loan receivable is the only financial instrument of JMG recorded at fair value as of March 31, 2008. In accordance with SFAS No. 157, JMG has classified its loan receivable as having Level 3 characteristics as a result of the inputs used to determine its fair values. The collateral for the loan receivable is stock in a privately owned corporation headquartered in New Delhi, India and for which no quoted prices or other observable inputs as specified under Levels 1 and 2 are available. Accordingly, JMG retained a financial consultant and obtained an independent valuation analysis of Iris based on Iris financial information through September 30, 2008 and relevant industry and competitor information.

The financial consultant employed a weighted average of four different methods in its valuation of Iris. The weighted average factor assigned to the results of each method were based on how likely one method over another was likely to be used for valuing Iris as of the date of the valuation:

•

Invested Capital Approach (10% weighted average);

•

M&A Multiple Approach (35% weighted average);

•

Comparable Public Company Approach (30% weighted average); and

•

Liquidation Approach (25% weighted average).

The invested capital approach assumes that a buyer is willing to purchase the enterprise only for what the seller has invested into it or a reasonable multiple of such value. The M&A multiple approach assumes that a third-party buyer, whether a financial buyer or an industry competitor, is willing to purchase the enterprise at prevailing market prices where similar enterprises have been purchased whole or for the very substantial majority of the capital stock. The comparable public company approach assumes an enterprise can sell its stock to the public for a price equivalent to where other publicly listed industry players are trading. The liquidation approach simply assumes that the enterprise cannot meet its immediate cash needs and all tangible assets are sold to meet obligations with the remainder paid to shareholders. The resultant weighted average valuation of Iris was then further reduced by 20% to factor in the potential discount for a minority interest position.

As a result of this analysis, JMG recorded a valuation allowance of $1,850,000 as of December 31, 2007 and reduced the book value of the Iris shares to $1,150,000. JMG management considers the assumptions utilized in the independent valuation analysis are still relevant as of March 31, 2008. The loan receivable originated in September 2007 and was not outstanding as of March 31, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of financial results as provided by the management of JMG Exploration, Inc. (“JMG”) should be read in conjunction with the unaudited consolidated financial statements and notes for the three months ended March 31, 2008, the audited financial statements and accompanying notes for the years ended December 31, 2007 and 2006 and the managements discussion and analysis for the years ended December 31, 2007 and 2006.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements. All statements other than statements of historical facts contained herein, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions as described in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007.

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

Overview

JMG Exploration, Inc. was incorporated under the laws of the State of Nevada on July 16, 2004 for the purpose of exploring for oil and natural gas in the United States and Canada. In August 2004, two private placements totaling $8.8 million were completed and exploration activities commenced. As discussed below, all of the properties under development, with the exception of the Pinedale natural gas wells, have not met with developmental objectives and have been sold as of January 2008.

As of March 31, 2008, JMG has an accumulated deficit of $25,393,617 and has insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. Raising additional capital is not considered a viable strategy and JMG is exploring a possible sale or merger with another party.

Results of operations

Revenue. Our revenue is dependent upon success in finding and developing oil and natural gas reserves. Our ownership interest in the production from these properties is measured in BOE per day, a term that encompasses both oil and natural gas production. Revenues were $195 and $131,720 for the three month periods ended March 31, 2008 and 2007, respectively. The decrease in revenue was principally due to the sale of oil and gas assets in North Dakota.

We may use derivative financial instruments when we deem them appropriate to hedge exposure to changes in the price of crude oil, fluctuations in interest rates and foreign currency exchange rates. JMG currently does not have any financial derivative contracts or fixed price contracts in place.

General and administrative expense. General and administrative expense relates to compensation and overhead for executive officers and fees for general operational and administrative services. We have contracted out all field personnel and equipment necessary for exploration activities, and for related administrative functions.  General and administrative expenses were $104,963 and $290,257 for the three month periods ended March 31, 2008 and 2007, respectively.  Expenses consist principally of salaries, consulting fees and office costs relating to the preparation and planning of our exploratory wells that commenced drilling this year, and planning for future drilling activities, and normally fluctuate according to development activity.  The decrease in general and administrative expense of $185,294 from 2007 was principally due to a reduction in stock based compensation expense, audit and tax fees, and legal fees.

The Company has a stock option plan under which employees, directors and consultants are eligible to receive grants. The Corporation accounts for the stock option granted to consultants using the fair value recognition provisions of SFAS No. 123. Stock based compensation expense for the three-month period ended March 31, 2008 and 2007 was $0 and $62,443, respectively.

Production expense. Production costs include operating costs associated with field activities and geophysical and geological expense. Under the successful-efforts method, costs such as geological and geophysical, exploratory dry holes and delay rentals are expensed as incurred. Production expenses for the three month period ended March 31, 2008 and 2007 were $36,137 and $63,810.

Depletion, depreciation. amortization and impairment expense. Depletion, depreciation, amortization and impairment expense were $3,893 and $2,097,351 for the three months ending March 31, 2008 and 2007. This decrease was due to the sale of oil and gas assets in North Dakota.

Accretion expense. As of March 31, 2008, the estimated present value of the Company’s asset retirement obligation was $26,728 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $281 was recorded for the three months ending March 31, 2008.

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

Gain (loss) on sale of oil and gas properties. On January 31, 2008, JMG sold its interest in the Fellows project for $364,987, resulting in a loss of $42,297.

JMG sold its working interests in the Bakken lands and wells in North Dakota to an unrelated party for approximately $5,454,437 as of January 30, 2007. As a result of the sale, JMG incurred a gain of $2,370,546.

Interest income. Interest for the periods ending March 31, 2008 and 2007 was $49,041 and $16,965. Interest is principally attributable to a $3,000,000 note receivable from Newco, Inc.

Deemed dividend on warrant extension.  On January 4, 2008 the Company extended the expiration dates of its outstanding warrants to January 15, 2009. A total of 369,249 $6.00 warrants, 1,739,500 $4.25 warrants, and 1,763,802 $5.00 warrants were to expire on January 15, 2008. A deemed dividend of $280,852 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model.

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

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized.  As a result of this valuation allowance, the effective tax rate for the first quarter of 2008 and for the year ended December 31, 2007 is zero percent.

Liquidity and capital resources

At March 31, 2008, we had $362,621 in cash and cash equivalents. Since our incorporation, we have financed our operating cash flow needs through private and public offerings of equity securities. JMG has the following warrants outstanding as of March 31, 2008:

Warrant summary

	Number of warrants outstanding	Exercise price	Maximum proceeds	Expiration Date
Warrants issued in the preferred stock private placement	369,249	$6.00	2,215,494	01/15/2009
Warrants issued upon conversion of preferred stock	1,739,500	$4.25	7,392,875	01/15/2009
Warrants issued our initial public offering	1,763,802	$5.00	8,819,010	01/15/2009
Warrants issued to our underwriters	190,000	$7.00	1,330,000	08/03/2010
Total	4,062,551	various	19,757,379	various

Cash flow used in operations. Cash utilized by operating activities was $165,489 and $92,677 for the three months ended March 31, 2008 and 2007. The use of cash in 2008 was attributable to net loss of $138,137 which was increased by the loss on sale of property and equipment of $42,297 and the cash requirements related to the decrease in accounts payable of $72,162, the decrease in due to JED Oil of $15,536, and an decrease in accounts receivable of $27,353. The cash requirements were offset by depletion expense of $4,174, and a decrease in prepaid expenses of $10,156, which did not utilize cash.

The use of cash in 2007 was principally attributable to net income of $1,920,866 which was decreased by the gain on sale of property and equipment of $2,370,546 and the cash requirements related to the decrease in accounts payable of $849,913. These cash requirements were offset by a decrease in accounts receivable of $468,598 and an increase in other assets of $43,136 which provided cash and depletion, depreciation and accretion expense of $238,223, an increase in due to JED Oil of $470,508, stock-based compensation of $62,443 and a decrease in prepaid expenses of $10,280 which did not utilize cash.

Cash flow used in investing activities. Cash provided by investing activities was $364,986 and $5,299,201 for the three months ended March 31, 2008 and 2007, respectively. Cash provided by investing activities in 2008 was attributable to proceeds of $364,986 from the sale of oil and gas property. Cash provided by investing activities in 2007 was principally attributable to proceeds of $5,454,437 from the sale of oil and gas property, offset by equipment required for ongoing production activities of $155,236.

Cash flow used in financing activities. Cash provided (utilized) by financing activities was nil and $(1,500,000) for the three months ended March 31, 2008 and 2007, respectively. The cash utilized in 2007 was due to the repayment of a $1,500,000 promissory note that originated in the same period in 2006.

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

None.

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

Pursuant to this agreement, JED charged JMG $32,841 in operating costs for wells operated by JED during the three months ended March 31, 2008 and $200,588 in capital expenditures and $73,946 in operating costs for wells operated by JED during the three months ended March 31, 2007.

In connection with these transactions the total amount payable to JED was $127,581 at March 31, 2008.

Skeehan & Company. Joseph Skeehan, the Chief Executive Officer, President and a director of JMG is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $20,395 and $3,038 during the three months ended March 31, 2008 and 2007, respectively. A balance of $0 is due Skeehan & Company as of March 31, 2008.

Outlook and Proposed Transactions

As of March 31, 2008, we had an accumulated deficit of $25,393,617 and have insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. JMG is presently exploring a range of strategic alternatives, including a possible sale or merger with another party.

Subsequent Events

On May 14, 2008 the extension agreement between JMG and Newco regarding the $3 million loan was modified to allow Newco until June 10, 2008 to repay the loan and accrued interest. As consideration for this modification, Newco paid accrued interest on the note through April 30, 2008 of $120,000 and an extension fee of $50,000.

On June 17, 2008 the extension agreement was modified to allow Newco until July 10, 2008 to repay the loan and accrued interest. As consideration for this modification, Newco agreed to an extension fee of $50,000, of which $25,000 was payable upon execution of the extension agreement.  The balance of the extension fee and the interest accrued to date were due and payable on July 10, 2008.

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

On February 9, 2009, JMG formally rejected this settlement proposal and submitted to Iris an application for the transfer of shares. Due to concerns regarding the ultimate value of the Iris shares received as collateral, JMG recorded a valuation allowance of $1,850,000 as of December 31, 2007 and reduced the value of the Iris shares to $1,150,000. The valuation allowance was based on an independent valuation analysis of Iris based on financial information through September 30, 2008.

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

Interest Rate Risk. Interest rate risk will exist principally with respect to any future indebtedness that bears interest at floating rates. At March 31, 2008, we had no long-term indebtedness and do not contemplate utilizing indebtedness as a means of financing operations.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive and Financial Officer concluded as of March 31, 2008 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

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

Remediation of Internal Control Deficiencies and Expenditures

The above material weaknesses did not result in adjustments to our consolidated financial statements for the quarter ended March 31, 2008. It is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of March 31, 2008, however, the changes will not be implemented until September 30, 2009. If we are able to complete these action plans by that date, we anticipate that all control deficiencies and material weaknesses will be remediated by December 31, 2009.

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

 Changes in Internal Control Over Financial Reporting

There was no change in JMG’s internal control over financial reporting during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, JMG’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

There are no material outstanding or threatened legal claims by or against us.

Item 1A. Risk Factors

There have been no material changes to the information included in response to Item 1A. “Risk Factors” in our 2007 Annual Report on Form 10-K.

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

JMG Exploration, Inc

Date: _____, 2009	/s/ Joseph W. Skeehan
Joseph W. Skeehan
Chief Executive and Financial Officer, and President