Form 10-Q
period 2008-09-30
JMG Exploration, Inc.
filed 2009-07-24
CIK 1299967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Large accelerated filer ☐

                  Accelerated filer  ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑

The number of shares outstanding of Registrant’s common stock, par value $0.01, as of June 30, 2009, was 5,188,409.

JMG Exploration, Inc.
Index to Form 10-Q Quarterly Report
to the Securities and Exchange Commission

		Page
		No.
	Part I Financial Information

Item 1	Consolidated Financial Statements	3 - 7

	Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2008.	3

	Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007.	4

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2008 and 2007.	5

	Consolidated Statements of Shareholders’ Equity (unaudited) for the nine months ended September 30, 2008 and the year ended December 31, 2007.	6

	Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007.	7

	Notes to Consolidated Financial Statements (unaudited)	8 - 13

Item 2	Managements Discussion and Analysis of Financial Condition and Results of Operations	14 – 20

Item 3	Quantitative and Qualitative Disclosures About Market Risk	20 – 21

Item 4T	Controls and Procedures	22

	Part II Other Information

Item 1	Legal Proceedings	23

Item 1A	Risk Factors	23

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3	Defaults Upon Senior Securities	23

Item 4	Submission of Matters to a Vote of Security Holders	23

Item 5	Other Information	23

Item 6	Exhibits	23

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

JMG Exploration, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31 2007
ASSETS	(unaudited)
Current
Cash and cash equivalents	$ 326,424	$ 163,128
Accounts receivable, net of allowance of $69,000 in 2008 and $135,000 in 2007	91,452	176,842
Prepaid expenses	21,829	19,736
Total current assets	439,705	359,706

Other assets	30,000	31,541
Loan Receivable, net of allowance of $1,850,000 in 2008 and 2007	1,150,000	1,150,000
Oil and gas properties (accounted for under the successful efforts method of accounting), net of depreciation, depletion, amortization and impairment	506,383	1,203,611
Other property and equipment, net of depreciation	9,419	11,701
	$ 2,135,507	$ 2,756,559
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$ 179,748	$ 268,919
Accrued liabilities	202,827	251,992
Due to JED Oil Inc.	105,040	112,045
Total current liabilities	487,615	632,956
Asset retirement obligations	27,290	26,447
	514,905	659,403
Stockholders’ equity
Share capital
Common stock - $.001 par value; 25,000,000 shares authorized; 5,188,409 shares issued and outstanding	5,188	5,188
Preferred stock - $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2008 and 2007.	-	-
Additional paid-in capital	25,188,990	24,908,384
Share purchase warrants	2,184,452	2,184,452
Accumulated deficit	(25,732,057)	(24,974,628)
Accumulated other comprehensive earnings	(25,971)	(25,994)
Total stockholders’ equity	1,620,602	2,097,156
	$ 2,135,507	$ 2,756,559

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three month period ended September 30,		For the nine month period ended September 30,
	2008	2007	2008	2007
Revenue
Gross Revenue	$ 38,526	$ 54,262	$ 84,099	$ 430,799
Less royalties	(7,643)	(13,900)	(15,011)	(91,167)
	30,883	40,362	69,088	339,632

Expenses
General and administrative	54,105	279,310	264,752	973,887
Production expenses	22,789	(20,146)	75,081	118,252
Depletion, depreciation, amortization and impairment	275,195	53,196	292,227	2,301,669
Accretion on asset retirement obligation	281	281	843	4,978
	352,370	312,641	632,903	3,398,786
Net loss from operations	(321,487)	(272,279)	(563,815)	(3,059,154)

Other Income and Expense
Gain (loss) on sale of oil and gas properties	-	(498,260)	(42,297)	1,872,286
Interest income	801	37,837	50,724	85,816
Interest expense	(260)	-	(714)	(19,444)
Other	16,465	(98,422)	79,525	(85,053)
Total other income and expense	17,006	(558,845)	87,238	1,853,605
Net loss	$ (304,481)	$ (831,124)	$ (476,577)	$ (1,205,549)
Less: deemed dividend on warrant extension	-	-	(280,852)	-
Net loss applicable to Common Shareholders	$ (304,481)	$ (831,124)	$ (757,429)	$ (1,205,549)
Basic and diluted weighted average shares outstanding	5,188,409	5,188,409	5,188,409	5,188,409

Net loss for the period per share, basic and diluted	$ (0.06)	$ (0.16)	$ (0.15)	$ (0.23)

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine month period ended September 30,
	2008	2007
OPERATIONS
Net income (loss) for the period	$ (476,577)	$ (1,205,549)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Stock-based compensation	-	134,851
Depletion, depreciation, amortization, accretion and impairment	293,070	2,306,647
Gain (loss) on sale of property and equipment	42,297	(1,872,286)
Other changes:
Decrease (increase) in other assets	1,541	(43,136)
Decrease (increase) in accounts receivable	85,390	1,196,249
Decrease (increase) in prepaid expenses	(2,093)	12,180
Increase (decrease) in accounts payable and accrued liabilities	(138,336)	(1,018,374)
Increase (decrease) in due to JED Oil Inc.	(7,005)	(1,426,449)
Cash used in operating activities	(201,713)	(1,915,867)
INVESTING
Advance of loan receivable	-	(3,000,000)
Proceeds on disposition of property	364,986	6,248,087
Purchase of property and equipment	-	(155,236)
Cash provided by investing activities	364,986	3,092,851
FINANCING
Payment on Promissory Note	-	(1,500,000)
Cash used in financing activities	-	(1,500,000)
Effect of foreign exchange on cash and cash equivalents	23	(7,502)
Net increase (decrease) in cash and cash equivalents	163,296	(330,518)
Cash and cash equivalents, beginning of period	163,128	567,426
Cash and cash equivalents, end of period	$ 326,424	$ 236,908
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ 714	$ 19,444
Income taxes	$ 800	$ 800
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extension of warrant expiration date – deemed dividend	$ 280,852	$ -

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Share Purchase Warrants	Accumu-lated Deficit	Accumu-lated Other Compre-hensive Loss	Total
	No. Shares	Amt
	#	$	$	$	$	$	$	$
Balance at December 31, 2006	5,188,409	5,188	-	24,765,383	2,184,452	(21,564,715)	(18,485)	5,371,823
Stock based compensation	-	-	-	142,755	-	-	-	142,755
Net loss for the year ended December 31, 2007	-	-	-	-	-	(3,409,913)	-	(3,409,913)
Foreign exchange translation	-	-	-	-	-		(7,509)	(7,509)
Balance at December 31, 2007	5,188,409	5,188	-	24,908,138	2,184,452	(24,974,628)	(25,994)	2,097,156
Extension of warrant expiration dates to January 15, 2009	-	-	-	280,852	-	(280,852)	-	-
Net loss for the nine months ended September 30, 2008	-	-	-	-	-	(476,577)	-	(476,577)
Foreign exchange translation	-	-	-	-	-		23	23
Balance at September 30, 2008 (unaudited)	5,188,409	5,188	-	25,188,990	2,184,452	(25,732,057)	(25,971)	1,620,602

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (unaudited)

	Three month period ended September 30,	Nine month period ended September 30,
	2008	2007	2008	2007

Net loss for the period	$ (304,481)	$ (831,124)	$ (757,429)	$(1,205,549)
Other comprehensive income:
Foreign exchange translation adjustment	28	(42,988)	23	5,098
Comprehensive loss for the period	$ (304,453)	$ (874,112)	$ (757,406)	$ (1,200,451)

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

As of September 30, 2008, JMG has an accumulated deficit of $25,732,057 and has insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. Raising additional capital is not considered a viable strategy and JMG is exploring a possible sale or merger with another party.

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

Income (loss) per Common Share

Income (loss) per share (“EPS”) is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share for the three and nine months ended September 30, 2008 and 2007 because their effect would be antidilutive. The following shares were accordingly excluded from the net income/loss per share calculation.

	Three month period ended September 30,		Nine month period ended September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Stock warrants	4,062,551	4,062,551	4,062,551	4,062,551
Stock options	473,333	553,333	473,333	553,333
Total share excluded	4,535,884	4,615,884	4,535,884	4,615,884

Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2008. No adjustments were required as a result of the adoption of FIN 48.

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

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized. As a result of this valuation allowance, the effective tax rate for the three and nine months ended September 30, 2008 and for the year ended December 31, 2007 is zero percent.

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value. If the financial condition of JMG’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Delinquent trade accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The need for an allowance is determined through an analysis of the past-due status of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The allowance for doubtful accounts was $69,000 and $135,000 as of September 30, 2008 and December 31, 2007.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the U.S. (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company currently adheres to the GAAP hierarchy as presented in SFAS 162, and does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.

3.  LOAN RECEIVEABLE

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

4.  PROPERTY AND EQUIPMENT

Depletion, depreciation, amortization and impairment expense was $275,195 and $53,196 for the three months ended September 30, 2008 and 2007, and $292,227 and $2,301,669 for the nine months ended September 30, 2008 and 2007, respectively. Undeveloped land and other assets not related to petroleum and natural gas properties were excluded from the depletion calculation.

Oil and gas properties (accounted for under the successful efforts method of accounting)

	September 30, 2008	December 31, 2007
	(unaudited)
Petroleum and natural gas properties	$ 1,984,543	$ 1,984,543
Undeveloped Properties	1,477,396	1,900,014
Accumulated depletion, depreciation, amortization and impairment	$ 2,955,556	(2,680,946)
	506,383	$ 1,203,611

Other property and equipment

	September 30, 2008	December 31, 2007
(unaudited)
Property and Equipment	$ 27,037	$ 29,319
Accumulated depreciation	(17,618)	(17,618)
	$ 9,419	$ 11,701

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

JED paid on behalf of the Company a total of $17,586 and $16,852 for the three month periods ended September 30, 2008 and 2007, respectively, for capital related expenditures and production expenses. JED paid on behalf of the Company a total of $77,492 and $476,806, respectively, for the six month period ended September 30, 2008 and 2007 for capital related expenditures and production expenses.

During the three and nine month periods ended September 30, 2008, the Company entered into the following transactions with JED:

•

JED paid on behalf of the Company a total of $17,586 for the three month period ended September 30, 2008 and 2007 for operating costs and capital related expenditures. In consideration for the assignment of JED’s interest in certain oil and gas properties, JED charged the Company a total of $0 for the three month period ended September 30, 2008 and 2007 for drilling and other costs related to those properties.

•

JED paid on behalf of the Company a total of $60,630 and $221,660 for the nine month period ended September 30, 2008 and 2007 for operating costs and capital related expenditures. In consideration for the assignment of JED’s interest in certain oil and gas properties, JED charged the Company for drilling and other costs related to those properties for the nine month period ended September 30, 2008 and 2007, in the amount of $0 and $53,682.

In connection with these transactions the total amount payable to JED was $105,040 at September 30, 2008.

Skeehan & Company

Joseph Skeehan, the Chief Executive Officer, President and a director of JMG is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $15,944 and $25,208 during the three month period ended September 30, 2008 and 2007, respectively, and $65,154 and $117,028 for the nine month period ended September 30, 2008 and 2007, respectively. A balance of $0 is due Skeehan & Company as of September 30, 2008.

6.  ASSET RETIREMENT OBLIGATION

As of September 30, 2008, the estimated present value of the Company’s asset retirement obligation was $27,290 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $281 and $843 was recorded for the three and nine month periods ending September 30, 2008.

Asset retirement obligations as of December 31, 2007	$ 26,447
Accretion expense	843
Asset retirement obligations as of September 30, 2008	$ 27,290

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

JMG’s loan receivable is the only financial instrument of JMG recorded at fair value as of September 30, 2008. In accordance with SFAS No. 157, JMG has classified its loan receivable as having Level 3 characteristics as a result of the inputs used to determine its fair values. The collateral for the loan receivable is stock in a privately owned corporation headquartered in New Delhi, India and for which no quoted prices or other observable inputs as specified under Levels 1 and 2 are available. Accordingly, JMG retained a financial consultant and obtained an independent valuation analysis of Iris based on Iris financial information through September 30, 2008 and relevant industry and competitor information.

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

As a result of this analysis, JMG recorded a valuation allowance of $1,850,000 as of December 31, 2007 and reduced the book value of the Iris shares to $1,150,000. JMG management considers the assumptions utilized in the independent valuation analysis are still relevant as of March 31, 2008. The loan receivable originated in September 2007 and was considered appropriately valued at its full principle amount at September 30, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of financial results as provided by the management of JMG Exploration, Inc. (“JMG”) should be read in conjunction with the unaudited consolidated financial statements and notes for the three and nine month periods ended September 30, 2008, the audited financial statements and accompanying notes for the years ended December 31, 2007 and 2006 and the management’s discussion and analysis for the years ended December 31, 2007 and 2006.

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

As of September 30, 2008, JMG has an accumulated deficit of $25,732,057 and has insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. Raising additional capital is not considered a viable strategy and JMG is exploring a possible sale or merger with another party.

Results of operations

Revenue. Our revenue is dependent upon success in finding and developing oil and natural gas reserves. Our ownership interest in the production from these properties is measured in BOE per day, a term that encompasses both oil and natural gas production. Revenues were $30,883 and $40,362 for the three month periods ended September 30, 2008 and 2007, and $69,088 and $339,632 for the nine month periods ended September 30, 2008 and 2007, respectively. The decrease in revenue was principally due to the sale of oil and gas assets in North Dakota.

We may use derivative financial instruments when we deem them appropriate to hedge exposure to changes in the price of crude oil, fluctuations in interest rates and foreign currency exchange rates. JMG currently does not have any financial derivative contracts or fixed price contracts in place.

General and administrative expense. General and administrative expense relates to compensation and overhead for executive officers and fees for general operational and administrative services. We have contracted out all field personnel and equipment necessary for exploration activities, and for related administrative functions.  General and administrative expenses were $54,105 and $279,310 for the three month periods ended September 30, 2008 and 2007, and $264,752 and $973,887 for the nine month periods ended September 30, 2008 and 2007, respectively.  Expenses consist principally of salaries, consulting fees and office costs.  The decrease in general and administrative expense of  $225,205 and $709,135 for the three and nine month periods ended September 30, 2008 from the corresponding periods in the previous year was principally due to stock based compensation expense, accounting, audit and tax, and legal fees.

The Company has a stock option plan under which employees, directors and consultants are eligible to receive grants. The Corporation accounts for the stock option granted to consultants using the fair value recognition provisions of SFAS No. 123. Stock based compensation for the three and nine month periods ended September 30, 2008 was $0 and $0. Stock based compensation expense for the three and nine month periods ended September 30, 2007 was $8,395 and $134,851. The Company has adopted Statement 123(R) using the modified-prospective method, therefore for all periods presented the share-based payment was a result of expensing the stock options for employees as well as consultants on a straight line basis using the Black-Scholes option pricing model.

Production expense. Production costs include operating costs associated with field activities and geophysical and geological expense. Under the successful-efforts method, costs such as geological and geophysical, exploratory dry holes and delay rentals are expensed as incurred. Production expenses were $22,789 and $(20,146) for the three month period ended September 30, 2008 and 2007, and $75,081 and $118,252 for the nine month period ended September 30, 2008 and 2007, respectively. The increase and decrease in production expense of $42,935 and $43,171 for the three and nine month periods ended September 30, 2008 from the corresponding periods in the previous year was principally due to the sale of oil and gas assets in North Dakota. The credit to the expense account for the three month period ended September 30, 2007 was due to an excess accrual of production expenses in the immediately preceding period.

Depletion, depreciation, amortization and impairment expense. Depletion, depreciation, amortization and impairment expense were $275,195 and $53,196 for the three month period ended September 30, 2008 and 2007, and $292,227 and $2,301,669 for the nine month period ended September 30, 2008 and 2007, respectively. This decrease was due to impairment charges of $4,863,820 recorded in the year ended December 31, 2006 that reduced the depletable cost basis, and the sale of oil and gas assets in North Dakota effective January 2007 and Wyoming effective July 2007.

Accretion expense. As of September 30, 2008, the estimated present value of the Company’s asset retirement obligation was $27,290 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion expense of $281 and $843 was recorded for the three and nine month periods ending September 30, 2008.

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

Interest income. Interest income was $801 and $37,837 for the three month period ending September 30, 2008 and 2007, and $50,724 and $85,816  for the nine month period ending September 30, 2008 and 2007, respectively, an decrease in the amount of $37,036 and $35,092 are due to greater cash balances on hand in the current year.

Interest expense. Interest expense was $260 and nil for the three month period ending September 30, 2008 and 2007, and was $714 and $19,444 for the nine month period ending September 30, 2008 and 2007, respectively. The decrease from 2007 was principally due to the payoff of promissory note on February 9, 2007.

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

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized.  As a result of this valuation allowance, the effective tax rate for three and nine months ended September 30, 2008 and for the year ended December 31, 2007 is zero percent.

Liquidity and capital resources

At September 30, 2008, we had $326,424 in cash and cash equivalents Since our incorporation, we have financed our operating cash flow needs through private and public offerings of equity securities. JMG has the following warrants outstanding as of September 30, 2008:

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

As of September 30, 2008, we had an accumulated deficit of $25,732,057 and have insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

Cash flow used in operations. Cash utilized by operating activities was $(201,713) and $(1,915,867)  for the nine months ended September 30, 2008 and 2007, respectively.

The use of cash for the nine months ended September 30, 2008 was principally attributable to net loss of $476,577 which was increased by the loss on sale of property and equipment of $42,297 and the cash requirements related to the decrease in accounts payable of $138,336 and the decrease in amounts due to JED Oil of $7,005. These cash requirements were offset by a decrease in accounts receivable of $85,390 which provided cash and depletion, depreciation expense of $293,070, decrease in other assets of $1,541 and a decrease in amounts due to JED Oil of $7,005 which did not utilize cash.

The use of cash in for the nine months ended September 30, 2007 was principally attributable to net loss of $1,205,549 and an increase in other assets of $43,136, decreased by the gain on sale of property and equipment of $1,872,286 and the cash requirements related to the decrease in accounts payable of $1,018,374. These cash requirements were offset by a decrease in accounts receivable of $1,196,249 which provided cash and depletion, depreciation and accretion expense of $2,306,647, a decrease in due to JED Oil of $1,426,449, stock-based compensation of $134,851 and a decrease in prepaid expenses of $12,180 which did not utilize cash.

Cash flow used in investing activities. Cash provided (utilized) by investing activities was $366,527 and $3,139,623 for the nine months ended September 30, 2008 and 2007, respectively.

Cash provided by investing activities for the nine months ended September 30, 2008 was principally attributable to proceeds of $364,987 from the sale of oil and gas property and increase in other assets of $1,541.

Cash provided by investing activities for the nine months ended September 30, 2007 was principally attributable to proceeds of $6,248,087 from the sale of oil and gas property, offset by equipment required for ongoing production activities of $155,236.

Cash flow used in financing activities. Cash provided (utilized) by financing activities was $0 and $(1,500,000) for the nine months ended September 30, 2008 and 2007, respectively.

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

JED paid on behalf of the Company a total of $17,586 and $16,852 for the three month periods ended September 30, 2008 and 2007, respectively, for capital related expenditures and production expenses. JED paid on behalf of the Company a total of $77,492 and $476,806, respectively, for the six month period ended September 30, 2008 and 2007 for capital related expenditures and production expenses.

During the three and nine month periods ended September 30, 2008, the Company entered into the following transactions with JED:

•

JED paid on behalf of the Company a total of $17,856 for the three month period ended September 30, 2008 and 2007 for operating costs and capital related expenditures.  In consideration for the assignment of JED’s interest in certain oil and gas properties, JED charged the Company a total of $0 for the three month period ended September 30, 2008 and 2007 for drilling and other costs related to those properties.

•

JED paid on behalf of the Company a total of$60,630 and $221,660 for the nine month period ended September 30, 2008 and 2007 for operating costs and capital related expenditures. In consideration for the assignment of JED’s interest in certain oil and gas properties, JED charged the Company for drilling and other costs related to those properties for the nine month period ended September 30, 2008 and 2007, in the amount of $0 and $53,682.

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

Skeehan & Company. Joseph Skeehan, the Chief Executive Officer, President and a director of JMG is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $15,944 and $25,208 during the three month period ended September 30, 2008 and 2007, respectively, and $65,154 and $117,028 for the nine month period ended September 30, 2008 and 2007, respectively. A balance of $0 is due Skeehan & Company as of September 30, 2008.

Outlook and Proposed Transactions

As of September 30, 2008, we had an accumulated deficit of $25,732,057 and have insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. JMG is presently exploring a range of strategic alternatives, including a possible sale or merger with another party.

Subsequent Events

On December 2, 2008 JMG received a proposal from Newco Group and approved by Iris whereby Iris proposed to issue shares equal to 15% of Iris to JMG in full settlement of the outstanding issues regarding the $3 million loan due from Newco. JMG was to originally receive 39% of Iris for the $3 million loan collateral and declined the settlement offer.

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

Interest Rate Risk. Interest rate risk will exist principally with respect to any future indebtedness that bears interest at floating rates. At September 30, 2008, we had no long-term indebtedness and do not contemplate utilizing indebtedness as a means of financing operations.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive and Financial Officer concluded as of September 30, 2008 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

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

Remediation of Internal Control Deficiencies and Expenditures

The above material weaknesses did not result in adjustments to our consolidated financial statements for the quarter ended September 30, 2008. It is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of September 30, 2008, however, the changes will not be implemented until September 30, 2009. If we are able to complete these action plans by that date, we anticipate that all control deficiencies and material weaknesses will be remediated by December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There was no change in JMG’s internal control over financial reporting during the nine month period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, JMG’s internal control over financial reporting.

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

JMG Exploration, Inc

Date: , 2009	/s/ Joseph W. Skeehan
Joseph W. Skeehan
Chief Executive Officer, Chief Financial Officer and President