Form 10-K
period 2008-12-31
JMG Exploration, Inc.
filed 2009-07-24
CIK 1299967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer ☐                                                                            Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)    Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate worldwide market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $1,196,928 based on the closing price of $ 0.30 per share on that date.

The number of shares of the registrant’s Common Stock outstanding as of June 30, 2009 was 5,188,409.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

Business

Properties

6

Risk Factors

8

Legal Proceedings

10

Submission of Matters to a Vote of Security Holders

10

Market For Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

11

Management’s Discussion and Analysis of Financial Conditions and Results of Operations

12

Quantitative and Qualitative Disclosures About Market Risk

23

Financial Statements and Supplementary Data

23

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

23

Controls And Procedures

24

Other Information

26

Directors and Executive Officers of the Registrant

27

Executive Compensation

29

Security Ownership of Certain Beneficial Owners and Management  and Related Stockholder Matters

33

Certain Relationships and Related Transactions

35

Principle Accountant Fees and Services

36

Exhibits and Financial Statement Schedules

37

Signatures

39

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

As of December 31, 2008, JMG has an accumulated deficit of $26,055,897 and has insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. Raising additional capital is not considered a viable strategy and JMG is exploring a possible sale or merger with another party.

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

On January 4, 2008, JMG announced that the Share Exchange Agreement by and among JMG, Newco Group Ltd., ESAPI Ltd., and certain other parties, dated September 5, 2007, failed to close as of December 31, 2007, and that JMG elected to exercise its right under the Share Exchange Agreement to terminate such agreement.

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

Iris continues to assert that they do not believe that the shares JMG holds as collateral were properly earned by Newco and have refused to transfer the shares into JMG’s name. JMG is pursuing legal options in this dispute.

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

The Technical Services Agreement was terminated and replaced by a Joint Services Agreement at January 1, 2006 and JED continued to provide these services on an as-needed basis through the sale of the remaining oil properties in January 2008. Total expenses incurred under this agreement during the years ended December 31, 2008 and 2007 were $92,979 and $566,530, respectively.

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

As of December 31, 2008, JMG had an accumulated deficit of $26,055,897 and insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our independent registered public accountants, Hein & Associates LLP, indicated, in their report on our 2008 financial statements, that there is substantial doubt about our ability to continue as a going concern. If additional capital is not available, JMG will explore a range of strategic alternatives, including a possible sale or merger with another party.

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

Submission of Matters to a Vote of Security Holders

None.

PART II

Market For Our Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock was quoted on the NYSE Arca Exchange under the symbol “JMG” since our initial public offering on August 5, 2005 through March 2008. In March 2008 the Company was delisted by the NYSE Arca Exchange and was subsequently traded on the OTC Pink Sheets. Prior to our initial public offering, there was no public market for our common stock. The following table shows the high and low closing sale prices for our common stock as reported on the Arca Exchange and the high and low bid prices for the OTC Pink Sheets for the periods indicated:

	High	Low
OTC Pink Sheets
Year ended December 31, 2008:
Quarter ended December 31, 2008	0.40	0.11
Quarter ended September 30, 2008	0.55	0.30
Quarter ended June 30, 2008	0.75	0.25
Period ended March 28 - 31, 2008	0.55	0.50

Arca Exchange
Year ended December 31, 2008:
Period ended March 27, 2008	1.38	0.50

Year ended December 31, 2007:
Quarter ended December 31, 2007	1.87	0.99
Quarter ended September 30, 2007	2.72	1.54
Quarter ended June 30, 2007	2.70	0.85
Quarter ended March 31, 2007	1.80	0.70

As of December 31, 2008, there were 34 holders of record of the Common Stock and 5,188,409 shares of the Common Stock outstanding. The number of holders of record is calculated excluding individual participants in securities positions listings. The closing price of our shares on June 30, 2009, was $ 0.30.

We have never paid cash dividends on the Common Stock and do not intend to pay cash dividends on the Common Stock in the foreseeable future. Our board of directors intends to retain any earnings to provide funds for the operation and expansion of our business.

Recent Sales of Unregistered Securities

None.

Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following Management’s Discussion and Analysis of financial results as provided by the management of JMG Exploration, Inc. (“JMG”) should be read in conjunction with the audited consolidated financial statements and notes for the years ended December 31, 2008 and 2007. This commentary is based upon information available to June 30, 2009.

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

As of December 31, 2008, JMG has an accumulated deficit of $26,055,897 and has insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. Raising additional capital is not considered a viable strategy and  JMG is exploring a possible sale or merger with another party.

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

Results of operations

Revenue. Our revenue is dependent upon success in finding and developing oil and natural gas reserves. Our ownership interest in the production from these properties is measured in BOE per day, a term that encompasses both oil and natural gas production. Revenues were $81,507 and $284,345 for the years ended December 31, 2008 and 2007. The $202,838 decrease in revenue for 2008 is due to the sale of oil and gas properties.

 Critical to our revenue stream is the market price for crude oil. Commodity benchmark prices for natural gas are as follows:

December 31,	2008	2007
Natural gas (CIF) price per mcf	$ 4.605	$ 6.040

We may use derivative financial instruments when we deem them appropriate to hedge exposure to changes in the price of natural gas, fluctuations in interest rates and foreign currency exchange rates. JMG currently does not have any financial derivative contracts or fixed price contracts in place.

General and administrative expense. General and administrative expense relates to compensation and overhead for executive officers and fees for general operational and administrative services. We have contracted out all field personnel and equipment necessary for exploration activities, and for related administrative functions. For the years ending December 31, 2008 and 2007, general and administrative expenses were $364,550 and $3,149,160, respectively. Expenses consist principally of salaries, consulting fees and office costs which normally fluctuate according to development activity.  The decrease in general and administrative expense of $2,784,610 for the years ending December 31, 2008 was principally due to a reduction in stock based compensation expense and a $1,850,000 valuation allowance in 2007 related to a note receivable.

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

Stock-based compensation expense for the years ended December 31, 2008 and 2007 was $6,829 and $143,001. The decrease in stock-based compensation expense for 2008 and 2007 was due to the continued amortization of prior year options issuance and no issuance of stock options in 2008. On April 18, 2007 45,000 options were issued to a director. The options were fully vested and exercisable at $2.00 per share.

Production expense. Production costs include operating costs associated with field activities and geophysical and geological expense. Under the successful-efforts method, costs such as geological and geophysical, exploratory dry holes and delay rentals are expensed as incurred. Production expenses for the years ended December 31, 2008 and 2007 were $99,777 and $242,917. The decrease of $143,140 in 2008 is due to the sale of oil and gas properties.

Depletion, depreciation, amortization and impairment. Depletion, depreciation, amortization and impairment expense for the years ended December 31, 2008 and 2007 was $392,744 and $2,227,420. The decrease of $1,834,676 in 2008 was due to the sale of oil and gas properties in 2007.

Accretion expense. As at December 31, 2008, the estimated present value of the Company’s asset retirement obligation was $27,571 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $1,124 and $5,259 was recorded for the years ended December 31, 2008 and 2007.

Gain (loss) on sale of oil and gas properties. In January 2008, the company sold its interest in the Fellows project for $364,987 due to the project no longer being a strategic asset for JMG. As a result of the sale, JMG incurred a loss of $42,297.

JMG sold its working interests in the Bakken lands and wells in North Dakota in January 2007 to an unrelated party for approximately $5,454,437, subject to adjustment.

In conjunction with the settlement of JMG’s outstanding balance due to JED Oil, JMG sold its working interests in the remaining North Dakota lands to a related party in September 2007 for approximately $793,650. The transaction was effective July 1, 2007. As a result, JMG incurred a loss of $498,260 on the sale of these oil and gas properties.

Interest expense. Interest expense for the years ended December 31, 2008 and 2007 was $974 and $20,630 and was attributable to a promissory note issued to an unrelated third party for a total of $1,500,000 on February 8, 2006. The terms of the note called for interest calculated at 12% per annum payable on a monthly basis. The note was paid in full in February 2007.

Interest income. Interest for the years ending December 31, 2008 and 2007 was $51,378 and $146,374. Interest income is from temporary investment of operating cash. The decrease in 2008 is due to lower cash balances, offset by $74,995 in penalties received from Newco’s default on the note.

 Income taxes. Due to the operating loss, the company did not pay any income taxes in the year ended December 31, 2008 and 2007. Due to the valuation allowance against its deferred tax asset, the Company also did not record any deferred tax benefits.

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

On December 17, 2008 the Company extended the expiration dates of its outstanding warrants to January 15, 2010. A total of 369,249 $6.00 warrants, 1,739,500 $4.25 warrants, and 1,763,802 $5.00 warrants were to expire on January 15, 2009. A deemed dividend of $111,361 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model. No warrants were extended in 2007.

Reserves

As of December 31, 2007, the Company’s reserves were evaluated by independent engineers: CG Engineering Ltd.   Their report was utilized in the calculations of depletion, depreciation and impairment expense for the year ended December 31, 2007. For the year ended December 31, 2008, JMG adjusted the 2007 reserve information per this report based on 2008 production, current prices for natural gas and a review of other assumptions utilized in the 2007 reserve report. All of JMG’s reserves and production are located in the United States in Wyoming. All dollar amounts in this Statement are in the currency of the United States. JMG’s reserves consist of natural gas.

Constant Prices and Costs

The following tables detail the net reserves of the Company as of December 31, 2008 using constant prices and costs, and the aggregate net present value of future net revenue attributable to the reserves estimated using constant prices and costs, calculated using a discount rate of 10%.

Reserves Category	Natural Gas (mcf)	Light Crude Oil Net (bbl)
Proved :
Developed Producing	129,800	2,400
Developed Non-Producing	-	-
Total Proved	129,800	2,400

Net Present Values of Future Net Revenues
Constant Prices and Costs

Reserves Category - Before Income Taxes Discounted at (10%/ a year)	Natural Gas (mcf)	Light Crude Oil Net (bbl)
Proved:
Developed Producing	$ 215,298	$ -
Developed Non-Producing	-	-
Total Proved	$ 215,298	$ -

The following table summarizes the Corporation’s interests in oil and gas wells as of December 31, 2008:

Producing and Non-producing Wells

	North Dakota		Wyoming		Total
	Gross	Net	Gross	Net	Gross	Net
Oil Wells:
Producing	-	-	-	-	-	-
Non-Producing	-	-	-	-	-	-
Gas Wells:
Producing	-	-	2	0.5	2	0.5
Non-Producing	-	-	-	-	-	-

Capital Expenditures

Capital expenditures for the years ended December 31, 2008 and 2007 were as follows:

For the Years ended December 31,	2008	2007
Property Acquisitions	$ -	$ 25,000
Drilling Exploration	-	155,232
Other Assets	-	-
Reclassification of capital accrual	-	-
	$ -	$ 180,232

Liquidity and capital resources

Cash flows and capital expenditures

At December 31, 2008, we had $285,259 in cash and cash equivalents. Since our incorporation, we have financed our operating cash flow needs through private and public offerings of equity securities.

 As of December 31, 2008, JMG has an accumulated deficit of $26,055,897 and has insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. Raising additional capital is not considered a viable strategy and JMG is exploring a possible sale or merger with another party.

JMG has the following warrants outstanding as of December 31, 2008:

Warrant summary as of December 31, 2008	Number of warrants outstanding	Exercise price	Maximum proceeds	Expiration Date
Warrants issued in the preferred stock private placement	369,249	$6.00	2,215,494	01/15/2010
Warrants issued upon conversion of preferred stock	1,739,500	$4.25	7,392,875	01/15/2010
Warrants issued our initial public offering	1,763,802	$5.00	8,819,010	01/15/2010
Warrants issued to our underwriters	190,000	$7.00	1,330,000	01/15/2010
Total	4,062,551	various	17,757,379	various

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

Cash flow used in operations.

Cash utilized by operating activities was $(242,928) for the year ended December 31, 2008. The use of cash was principally attributable to the net loss for the year of $(689,056). The cash flow was further reduced by a decrease in accounts payable and accrued liabilities of $101,730.  The reductions in cash flow were offset by an increase in accounts receivable of $72,794, an increase in prepaid expenses of $5,184, the loss on sale of property and equipment of $42,297, the increase in due to JED Oil Inc. of $25,345, the decrease in other assets of $1,541 and expenses that do not use cash: depletion, depreciation, impairment and accretion expense of $393,868 and stock-based compensation expense of $6,829.

Cash utilized by operating activities was $2,374,883 for the year ended December 31, 2007. The use of cash was principally attributable to the net loss for the year of $3,409,913 and the increase in other assets of $1,541. The cash flow was further reduced by an increase in accounts receivable of $1,154,825, an increase in prepaid expenses of $28,326, the gain on sale of property and equipment of $1,872,286, the decrease in due to JED Oil Inc. of $1,314,404 and the decrease in accounts payable and accrued liabilities of $1,185,324. These reductions in cash flow were offset by expenses that do not use cash: depletion, depreciation, impairment and accretion expense of $2,232,679, a note receivable valuation of allowance of $1,850,000, and stock-based compensation of $142,755.

 Cash flow used in investing activities.

Cash provided in investing activities for the year ended December 31, 2008 was $364,986 and was attributable to proceeds received on disposition of property of $364,986.

Cash provided in investing activities for the year ended December 31, 2007 was $3,478,094 and was principally attributable to proceeds from the sale of property of $6,658,326 offset by a $3,000,000 loan.

Cash flow used in financing activities.

Cash provided by financing activities was $0 for the year ended December 31, 2008.

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

JMG engaged an independent engineering firm to evaluate 100% of our oil and gas reserves as of and for the year ended December 31, 2007 and prepare a report thereon. Their report was utilized in the calculations of depletion, depreciation and impairment expense for the year ended December 31, 2007. For the year ended December 31, 2008, JMG adjusted the 2007 reserve information per this report based on 2008 production, current prices for natural gas and a review of other assumptions utilized in the 2007 reserve report. JMG’s only reserves as of December 31, 2008 consist of Pinedale Anticline natural gas reserves. There has been no significant change in the Pinedale Anticline operations since its evaluation in 2007. There have been no additions or deletions in drilling operations and operating costs have not changed significantly. The estimation of the reserve volumes and future net revenues set out in the report is complex and subject to uncertainties and interpretations. Judgments are based upon engineering data, projected future rates of production, current and forecast commodity prices, and the timing of future expenditures. Inevitably the estimates of reserve volumes and future net revenues will vary over time as new data becomes available and estimates of future net revenues do not represent fair market value.

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

None.

Related Party Transactions

JMG has a Joint Services Agreement with JED Oil Inc. (“JED”). Under the Agreement, JED provides all required personnel, office space and equipment, at standard industry rates for similar services. The Joint Services Agreement may be terminated by either party with 30 days notice. Payments to JED under this agreements was as follows:

•

JED paid on behalf of the Company a total of $92,979 and $566,530 for the years ended December 31, 2008 and 2007 for general and administrative services and capital related expenditures.

•

 JED charged the Company for drilling and other costs related to oil and gas properties in the amount of $0 and $352,884 respectively for the years ended December 31, 2008 and 2007.

•

As of December 31, 2008, $137,391 (2007 - $112,045) was due and payable.

Certain North Dakota lands were sold to JED in September 2007 in conjunction with the settlement of JMG’s outstanding balance due to JED. The sale involved the following oil and gas properties:

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

Joseph Skeehan, the Chief Executive Officer, President and a director of JMG is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $71,748 and $155,778 respectively for the years ended December 31, 2008 and 2007.

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

In December 2008, the SEC issued the final rule on the Modernization of Oil and Gas Reporting. This SEC ruling revises its oil and gas reserves reporting requirements effective for fiscal years ending on or after December 31, 2009, with early adoption prohibited. These revisions by the SEC are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves. These changes include:

•

Modifying prices used to estimate reserves for SEC disclosure purposes to a 12-month average price instead of a single-day, period-end price.

•

Requiring certain additional disclosures around proved undeveloped reserves, internal controls used to ensure objectivity of the estimation process, and qualifications of those preparing and/or auditing the reserves.

•

Expanding the definition of oil and gas reserves and providing clarification of certain concepts and technologies used in the reserve estimation process.

•

Allowing optional disclosure of probable and possible reserves and permitting optional disclosure of price sensitivity analysis.

Historically, the reserves calculated based on the SEC’s reporting requirements were also used to calculate depletion on our producing properties, as required by SFAS 69, “Disclosures about Oil and Gas Producing Activities” (SFAS 69). However, the change in the  SEC reporting requirements has not yet been adopted by the FASB. The SEC has announced its intent to discuss potential amendments to SFAS 69 with the FASB so that the reserves disclosed remain consistent with the reserves used to calculate depletion on our producing properties. Any such change would impact our future financial results. The SEC has indicated that it may delay the effective date of the revised reporting requirements if the FASB does not make conforming amendments by December 31, 2009.

Outlook

As of December 31, 2008, we had an accumulated deficit of $26,055,897 and have insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. If additional capital is not available, JMG will explore a range of strategic alternatives, including a possible sale or merger with another party.

Subsequent events

None.

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

Interest Rate Risk. Interest rate risk will exist principally with respect to any future indebtedness that bears interest at floating rates. At December 31, 2008, we had no long-term indebtedness and do not contemplate utilizing indebtedness as a means of financing operations.

Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

JMG Exploration Inc.
Financial Statements

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Controls And Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive and Financial Officer concluded as of December 31, 2008 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

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

i.

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii.

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

iii.

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

 Management assessed and evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. Based on the results of management’s assessment and evaluation, our Chief Executive and Financial Officer concluded that as of December 31, 2008 the following material weaknesses in our internal control over financial reporting existed due to comprehensive entity-level internal controls not being implemented.

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

Remediation of Internal Control Deficiencies and Expenditures

The above material weaknesses did result in adjustments to our 2008 consolidated financial statements during our 2008 audit. It is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2007, all officers, directors and greater than ten percent beneficial owners complied with the Section 16(a) filing requirements.

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

	Annual compensation				Total
Name and principal position	Year	Salary	Bonus	Option Grants (3)
Joseph W. Skeehan President, Chief Executive and Financial Officer, Director (1)	2008 2007	$ 72,000 $ 72,000	- -	- -	$ 72,000 $ 72,000

Donald P. Wells Chief Financial Officer (2)	2008 2007	- $ 18,000	- -	- -	- $ 18,000

(3)

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

Stock options granted during the most recently completed financial year

The following table discloses the grants of options to purchase or acquire shares of common stock to our executive officers during 2007. There were no grants of options to executive officers in 2008. No options were exercised by our executive officers during the years ended December 31, 2008 and 2007.

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

Outstanding Equity Awards at December 31, 2008

The following table sets forth the number and value of securities underlying options held as of December 31, 2008 by each named executive officer.

	Number of shares underlying unexercised options at December 31, 2008		Option exercise price	Option expiration date
	Exercisable	Unexercisable
Joseph W. Skeehan	40,000	-	$5.00	4/6/2010
	45,000	-	$2.00	12/4/2011

Compensation of Directors

Directors do not receive compensation for service on the board of directors. We reimburse our directors for their out-of-pocket costs, including travel and accommodations, relating to their attendance at any board of directors meeting. Directors are entitled to participate in our equity compensation plan.

Director compensation in 2008

	Fees earned or paid in cash	Option Awards	Total
Reginald Greenslade	n/a	-	-
Thomas J. Jacobsen	n/a	-	-
Reuben Sandler, Ph.D.	n/a	-	-
Justin W. Yorke (1)	n/a	-	-

Equity compensation plan

Our board of directors and stockholders approved our equity compensation plan in August 2004. We have authorized a total of 10% of the number of shares outstanding for issuance under this plan. For the purposes of this calculation, the number of shares outstanding includes securities such as warrants. A total of  924,096 shares of common stock are authorized for grant of which 473,333 options have been granted under the plan to officers, directors, employees and consultants. Options issued to directors are fully vested upon date of grant and expire five years from the date of issuance.

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

Equity compensation plan information as of December 31, 2008
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan	473,333	$3.00	450,763

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

          The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2008 by:

•

each of our executive officers and directors;

•

all executive officers and directors as a group; and

•

each person who is known by us to beneficially own more than 5% of our outstanding common stock.

As of December 31, 2008, there were 5,188,409 shares of common stock issued and outstanding. Shares of common stock not outstanding but deemed beneficially owned because an individual has the right to acquire the shares of common stock within 60 days, are treated as outstanding when determining the amount and percentage of common stock owned by that individual and by all directors and executive officers as a group. The address of each executive officer and director is 180 South Lake Ave., Seventh Floor, Pasadena, CA 91101. The address of other beneficial owners is set forth below.

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

Business Relationships with JED and Enterra

JMG has a Joint Services Agreement with JED Oil Inc. (“JED”). Under the Agreement, JED provides all required personnel, office space and equipment, at standard industry rates for similar services. The Joint Services Agreement may be terminated by either party with 30 days notice. Payments to JED under this agreements was as follows:

•

JED paid on behalf of the Company a total of $92,979 and $566,530 for the years ended December 31, 2008 and 2007 for general and administrative services and capital related expenditures.

•

 JED charged the Company for drilling and other costs related to oil and gas properties in the amount of $0 and $352,884 respectively for the years ended December 31, 2008 and 2007.

•

Amounts payable to JED as of December 31, 2008 and 2007 were $137,391 and $112,045, respectively.

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

•

Undeveloped land in Divide County, North Dakota, and

•

Undeveloped land in Candak County, North Dakota.

An independent engineering report was obtained to support the valuation of the transaction which resulted on a loss on sale of $498,260. In conjunction with the transaction JMG settled its outstanding balance due to JED Oil of $498,260 by remitting the above properties, assigning accounts receivable and a cash payment to fund the difference.

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

Skeehan & Company

Joseph Skeehan, the Chief Executive Officer, President and a director of JMG is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $71,748 and $155,778, respectively, for the years ended December 31, 2008 and 2007.

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

Principal Accounting Fees and Services

It is the policy of the Company for the Audit Committee to pre-approve all audit, tax and financial advisory services. All services rendered by Hein & Associates LLP were pre-approved by the audit committee in the years ended December 31, 2008 and 2007. The aggregate fees billed by Hein & Associates LLP for professional services rendered for the audit of the Company’s financial statements and other services were as follows:

Year ended December 31,	2008	2007
Audit fees	$ 69,747	$ 207,686
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

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

July 24, 2009	JMG Exploration Inc.

	By:	/s/ Joseph W. Skeehan

Joseph W. Skeehan
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on July 24, 2009.

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

December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

July 20, 2009

To the Shareholders and Board of Directors

JMG Exploration, Inc.

Pasadena, California

We have audited the accompanying consolidated balance sheets of JMG Exploration, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, stockholders’ equity, and comprehensive loss for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMG Exploration, Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not realized a profit from operations since its incorporation on July 16, 2004 and it is in a negative working capital position as of December 31, 2008.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assessment of the effectiveness of JMG Exploration, Inc.’s internal control over financial reporting as of December 31, 2008 included in the accompanying Management’s report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ HEIN & ASSOCIATES LLP

Irvine, California

JMG Exploration, Inc.

CONSOLIDATED BALANCE SHEETS

As of December 31,	2008	2007
ASSETS
Current
Cash and cash equivalents	$ 285,259	$ 163,128
Accounts receivable, net of $69,000 allowance for doubtful accounts in 2008 and 2007	104,048	176,842
Prepaid expenses	14,552	19,736
	403,859	359,706
Other assets	30,000	31,541
Loan Receivable, net of $1,850,000 valuation allowance in 2008 and 2007	1,150,000	1,150,000
Oil and gas properties (accounted for under the successful efforts method of accounting), net of depreciation, depletion, amortization and impairment	405,866	1,203,611
Other property and equipment, net of depreciation	9,419	11,701
	$ 1,999,144	$ 2,756,559
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$ 215,243	$ 268,919
Accrued liabilities	203,938	251,992
Due to JED Oil Inc.	137,390	112,045
	556,571	632,956
Asset retirement obligations	27,571	26,447
	584,142	659,403
Commitments and Contingencies
Stockholders’ equity
Share capital
Common stock - $.001 par value; 25,000,000 shares authorized; 5,188,409 shares issued and outstanding at December 31, 2008 and 2007.	5,188	5,188
Preferred stock - $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2008 and 2007.	-	-
Additional paid-in capital	25,307,180	24,908,138
Share purchase warrants	2,184,452	2,184,452
Accumulated deficit	(26,055,897)	(24,974,628)
Accumulated other comprehensive earnings	(25,921)	(25,994)
	1,415,002	2,097,156
	$ 1,999,144	$ 2,756,559

The accompanying notes are an integral part of these audited consolidated financial statements.

 JMG Exploration, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years ended December 31,	2008	2007
Revenues
Gross revenue	$ 101,097	$ 422,018
Less royalties and taxes	(19,590)	(137,673)
	81,507	284,345

Costs and Expenses
General and administrative	364,550	3,149,160
Production expenses	99,777	242,917
Depletion, depreciation, amortization and impairment	392,744	2,227,420
Accretion on asset retirement obligation	1,124	5,259
	858,195	6,624,756
Loss from operations	(776,688)	(5,340,411)
Other Income and Expense
Gain (Loss) on sale of oil and gas properties	(42,297)	1,872,286
Interest Expense	(974)	(20,630)
Interest Income	51,378	146,374
Other	79,525	(67,542)
	87,632	1,930,498
Net loss for the period	(689,056)	(3,409,913)
Less: deemed dividend on warrant extension	(392,213)	-
Net loss applicable to common shareholders	$ (1,081,269)	$ (3,409,913)
Basic weighted average shares outstanding	5,188,409	5,188,376

Net loss applicable to common shareholders for the period per share, basic and diluted	$ (0.21)	$ (0.66)

The accompanying notes are an integral part of these audited consolidated financial statements.

JMG Exploration, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31,	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (689,056)	$ (3,409,913)
Adjustments to reconcile net loss to cash flows from operating activities:
Stock-based compensation	6,829	142,755
Depletion, depreciation, accretion and impairment	393,868	2,232,679
Gain (Loss) on sale of property and equipment	42,297	(1,872,286)
Loan receivable valuation allowance	-	1,850,000
Other changes:
Decrease (increase) in other assets	1,541	(1,541)
Decrease in accounts receivable	72,794	1,154,825
Decrease in prepaid expenses	5,184	28,326
Decrease in accounts payable and accrued liabilities	(101,730)	(1,185,324)
Increase (decrease) in due to JED Oil Inc.	25,346	(1,314,404)
Cash used in operating activities	(242,928)	(2,374,883)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan receivable advance	-	(3,000,000)
Proceeds on disposition of property	364,986	6,658,326
Purchase of property and equipment	-	(180,232)
Cash provided by investing activities	364,986	3,478,094
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Promissory Note	-	(1,500,000)
Cash used in financing activities	-	(1,500,000)
Effect of foreign exchange on cash and cash equivalents	73	(7,509)
Net (decrease) increase in cash and cash equivalents	122,131	(404,298)
Cash and cash equivalents, beginning of period	163,128	567,426
Cash and cash equivalents, end of period	$ 285,259	$ 163,128

The accompanying notes are an integral part of these audited consolidated financial statements.

JMG Exploration, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

For the Years ended December 31,	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 974	$ 20,630
Income taxes	$ -	$ 800
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extension of warrant expiration date – deemed dividend	$ 392,213	$ -

The accompanying notes are an integral part of these audited consolidated financial statements.

JMG Exploration, Inc.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock	Additional Paid-in Capital	Share Purchase Warrants	Accumu-lated Deficit	Accumu-lated Other Compre-hensive Loss	Total
	No. Shares	Amt
	#	$	$	$	$	$	$	$
Balance at December 31, 2006	5,188,409	5,188	-	24,765,383	2,184,452	(21,564,715)	(18,485)	5,371,823
Stock based compensation	-	-	-	142,755	-	-	-	142,755
Net loss for the year ended December 31, 2007	-	-	-	-	-	(3,409,913)	-	(3,409,913)
Foreign exchange translation	-	-	-	-	-	-	(7,509)	(7,509)
Balance at December 31, 2007	5,188,409	5,188	-	24,908,138	2,184,452	(24,974,628)	(25,994)	2,097,156
Stock based compensation	-	-	-	6,829	-	-	-	6,829
Extension of warrant expiration dates to January 15, 2009	-	-	-	280,852	-	(280,852)	-	-
Extension of warrant expiration dates to January 15, 2010	-	-	-	111,361	-	(111,361)	-	-
Net loss for the year ended December 31, 2008	-	-	-	-	-	(689,056)	-	(689,056)
Foreign exchange translation	-	-	-	-	-	-	73	73
Balance at December 31, 2008	5,188,409	5,188	-	25,307,180	2,184,452	(26,055 ,897)	(25,921)	1,415,002

The accompanying notes are an integral part of these audited consolidated financial statements.

JMG Exploration, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years ended December 31,	2008	2007

Net loss for the period	$ (689,056)	$ (3,409,913)

Other comprehensive income:
Foreign exchange translation adjustment	73	(7,509)
Comprehensive loss for the period	$ (688,983)	$ (3,417,422)

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

As of December 31, 2008, JMG has an accumulated deficit of $26,055,897 and has insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. Raising additional capital is not considered a viable strategy and JMG is exploring a possible sale or merger with another party.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and balances invested in short-term securities with original maturities of less than 90 days. For the period ended December 31, 2008, the average effective interest rate earned on cash equivalent balances was 1.25%. As of December 31, 2008, the Company had $285,259 in cash. JMG maintains three cash accounts with financial institutions in the United States. The United States account is insured by the Federal Deposit Insurance Corporation up to $250,000 through December 31, 2009. As of December 31, 2008, the uninsured bank balance was $35,259.  JMG has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

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

Property and equipment

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

Impairment of Long-Lived Assets

If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then we recognize an impairment charge in income from operations equal to the difference between the net capitalized costs and their estimated fair values based on the present value of the related future net cash flows. Undeveloped oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. We noted impairment of our developed and undeveloped properties of $347,026 and $1,746,120 based on our analysis for the years ended December 31, 2008 and 2007, respectively.

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

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. For certain of JMG’s financial instruments, including cash, accounts receivable, loan receivable  and accounts payable, the carrying amounts approximate fair value. See footnote 14.

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

Net loss per share

The Company accounts for earnings/loss per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.”  Under SFAS No. 128, basic EPS is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding without including any potentially dilutive securities.  Diluted EPS is computed by dividing net loss by the weighted average number of common shares outstanding plus, when their effect is dilutive, common stock equivalents.  The treasury stock method is used to determine the dilutive effect of the stock options and warrants.  The treasury stock method assumes any proceeds obtained upon exercise of options would be used to purchase common shares at the average market price during the period.  The effect of the warrants and stock options has been excluded since their effect is anti-dilutive. A total of 4,535,884 shares (473,333 attributable to stock options and 4,062,551 attributable to warrants) were excluded from the net loss per share calculation for the year ending December 31, 2008. A total of 4,540,884 shares (478,333 attributable to stock options and 4,062,551 attributable to warrants) were excluded from the net loss per share calculation for the year ending December 31, 2007.

Allowance for doubtful accounts

Trade accounts receivable are recorded at the invoiced amount.  The Company does not have any off-balance-sheet credit exposure related to its customers. The Company assesses risk and allowance for doubtful accounts on a customer specific basis. As of December 31, 2008 and 2007, the Company has an allowance for doubtful accounts of $69,000 due to evaluation of collection on some customer accounts.

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

Iris continues to assert that they do not believe that the shares JMG holds as collateral were properly earned by Newco and have refused to transfer the shares into JMG’s name. JMG is pursuing legal options in this dispute.

4.  Property and Equipment

Depletion, depreciation and amortization expense was $392,744 and $2,227,420 for the years ended December 31, 2008 and 2007, respectively. Depletion expense included impairment charges of $347,026 and $1,746,120, respectively, principally related to properties located in Wyoming. This impairment is a result of unsuccessful work programs and production evaluation work performed during these periods.

The impairment charges have been included in depletion and depreciation expense in the accompanying statements of operations. Undeveloped land and other assets not related to petroleum and natural gas properties were excluded from the depletion calculation.

Oil and gas properties (accounted for under the successful efforts method of accounting)

	December 31,
	2008	2007
Petroleum and natural gas properties	$ 1,984,543	$ 1,984,543
Undeveloped Properties	1,477,396	1,882,396
Accumulated depletion, depreciation, amortization and impairment	(3,056,073)	(2,663,328)
	$ 405,866	$ 1,203,611

Other property and equipment

	December 31,
	2008	2007
Property and Equipment	$ 27,037	$ 29,319
Accumulated depreciation	(17,618)	(17,618)
	$ 9,419	$ 11,701

5.  Other Assets

Other assets consist of a bond for oil and gas bond deposit in the state of Wyoming and a receivable resulting from the sale of oil and gas properties.  The bond provides coverage for operations conducted by or on behalf of the company. The bond will be retained until all conditions of the bond have been fulfilled or until a satisfactory replacement bond has been accepted.

6.  Accrued Expenses

Accrued expenses consist of the following at:

	December 31,
	2008	2007
Refundable deposit on sale of land and wells	$ -	$ 19,235
Other accrued expenses	203,938	232,757
	$ 203,938	$ 251,992

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

8.   Stockholders’ Equity

a) Authorized, issued and outstanding

The Company has authorized 25,000,000 common shares, par value $.001, and 10,000,000 preferred shares, par value $.001. As of December 31, 2008 and 2007 there were 5,188,409 and 0 shares, respectively, of common stock and preferred stock issued and outstanding.

b) Stock options

The Company has a stock option plan under which employees, directors and consultants are eligible to receive grants.  As of December 31, 2008, 924,096 shares were reserved for issuance under the plan and 450,763 options are available for issuance. Options granted under the plan generally have a term of five years to expiry and vest immediately when issued to directors and generally vest as to one-third on each of the first, second and third anniversaries of the grant date for employees and consultants.  The exercise price of each option equals the market value of the Company’s common stock on the date of grant. There was no stock compensation related to unvested awards as of December 31, 2008.

The following summarizes information concerning outstanding and exercisable stock options as of December 31, 2008:

	Number of options	Weighted average exercise price
Exercisable as at December 31, 2006	899,166	$ 6.38
Granted – April 18, 2007	45,000	$ 2.00
Cancelled	(347,500)	$10.75
Cancelled	(73,333)	$ 5.00
Cancelled	(45,000)	$ 2.00
Exercisable as at December 31, 2007	478,333	$ 3.00

Cancelled	(1,666)	$ 5.00
Cancelled	(3,334)	$ 5.00
Exercisable as at December 31, 2008	473,333	$ 3.00

All 473,333 options outstanding s of December 31, 2008 are fully vested and exercisable. Of the 478,333 options outstanding as of December 31, 2007, 466,668 options are fully vested and exercisable and 11,665 options are unvested.

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

d) Extension of warrants

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

e) Loss per share

The weighted average number of common shares outstanding were 5,188,409 and 5,188,376 for the years ended December 31, 2008 and 2007, respectively. All of the Company’s outstanding stock options and warrants currently have an anitdilutive effect on per common share amounts.  These stock options and warrants could be dilutive in future periods.

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

At December 31, 2008 and 2007, the Company had no increase or decrease in unrecognized income tax benefits for the year. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2008 and 2007. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

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

(a)

Income tax expense (recovery)

The provision for income taxes recorded in the financial statements differs from the amount which would be obtained by applying the statutory income tax rate to the loss before tax as follows:

	2008	2007
Loss for the period before income taxes	$ (689,056)	$ (3,318,913)
Effective tax rate	34%	34%
Expected income tax recovery	(234,279)	(1,128,430)
Deferred tax asset valuation allowance	234,279	1,128,430
Income tax benefit	$ -	$ -

(b)

Deferred income taxes

The Company does not recognize the deferred income tax asset at this time because the realization of the asset is less likely than not. The components of the Company’s deferred income tax asset are as follows:

Deferred Tax Assets

	2008	2007
Non-capital loss carry forward	$ 6, 066,361	$ 6,013,818
Oil and gas property basis difference	666,107	614,876
Bad debt allowance	654,107	608,091
Stock based compensation and other general and administrative expense	602,925	600,597
Total	7,989,500	7,837,382
Valuation allowance	(7,989,500)	(7,837,382)
Net deferred assets	$ -	$ -

The Company has non-capital losses for federal and state income tax purposes of approximately $17,400,000 and $6,240,000 which are available for application against future taxable income and which expire in 20 years. The benefit associated with the non-capital loss carry forward will more likely than not go unrealized unless future exploration in the U.S. is successful.  Since the success of future exploration is indeterminable, the potential benefits resulting from these non-capital losses have not been recorded in the financial statements.

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

During the years ended December 31, 2008 and 2007, the Company entered into the following transactions with JED:

•

JED paid on behalf of the Company a total of $92,979 and $566,530 for the years ended December 31, 2008 and 2007, respectively for general and administrative services and capital related expenditures.

•

JED also paid on behalf of the Company at total of $0 and $0 for the years ended December 31, 2008 and 2007, respectively for operator’s overhead recovery based on capital expenditures made.

•

JED, as the operator, charged the Company for drilling and other costs related to those properties in the amount of $0 and $232,348 and charged the Company for operating costs in the amount of $0 and $120,535, for the years ended December 31, 2008 and 2007, respectively.

All amounts are due and payable on receipt, and do not earn interest. At December 31, 2008 and 2007, $137,391 and $112,045 was outstanding, respectively.

Joseph Skeehan, the Chief Executive Officer, President and a director of JMG is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $71,748 and $155,778 respectively for the years ended December 31, 2008 and 2007.

11.  Asset Retirement Obligations

As of December 31, 2008, the estimated present value of the Company’s asset retirement obligation was $16,740 based on estimated future cash requirements of $27,571, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $1,124 and $5,259 was recorded for the years ended December 31, 2008 and 2007, respectively.

Asset retirement obligation at December 31, 2007	$ 26,447
Liabilities incurred	-
Liabilities settled	-
Accretion expense	1,124
Asset retirement obligations at December 31, 2008	$ 27,571

12.    Supplemental Oil and Gas Reserve Information (Unaudited)

Costs incurred for oil and gas property acquisition, exploration and development activities is as follows:

	2008	2007
Property acquisition costs:
Unproved properties	$ -	$ -
Proved properties	-	25,000
Exploration costs	-	-
Development costs	-	155,236
Total costs incurred	$ -	$ 180,236

The reserve quantity and future net cash flow information as of and for the year ending December 31, 2008 was based on a reserve report prepared by CG Engineering Ltd. for the year ending December 31, 2007, as adjusted for 2008 production. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

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

As of December 31, 2008 and 2007, the Company’s reserves were all proved developed.  Presented below is a summary of the changes in estimated reserves of the Company:

	For the Years Ended December 31,
	2008		2007
	Oil or Condensate	Gas	Oil or Condensate	Gas
	(Bbl)	(Mcf)	(Bbl)	(Mcf)
Beginning of year	2,900	160,000	64,716	165,800
Revisions of previous estimates	370	(11,925)	816	33,909
Sale of reserves	-	-	(62,416)	-
Production	(870)	(18,275)	(216)	(39,709)
	2,400	129,800	2,900	160,000

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

The following summary sets forth the Company’s future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in SFAS No. 69:

	Year ended December 31,
	2008	2007
Future cash inflows	$ 667,785	$ 1,159,002
Future production costs	(333,006)	(515,690)
Future development costs	(14,000)	(14,000)
Future net cash flows	320,779	629,312
10% annual discount	(105,481)	(175,697)
Standardized measure of discounted future net cash flows	$ 215,298	$ 453,615

The principle sources of change in the standardized measure of discounted future net cash flows are:

	Year Ended December 31,
	2008	2007
Balance at beginning of period	$ 453,615	$ 2,146,000
Sales of oil and gas, net	(83,347)	(188,623)
Net change in prices and production costs	(136,725)	(184,429)
Net change in future development costs	555	791
Extensions and discoveries	-	-
Sale of reserves	-	(1,608,500)
Revisions of previous quantity estimates	(14,490)	99,221
Accretion of discount	45,363	214,700
Other	(49,673)	(25,545)
Balance at end of period	$ 215,298	$ 453,615

13.   Financial Instruments

a) Fair value of financial assets and liabilities

 The company’s financial instruments consist of cash and cash equivalents, accounts receivable, due from related parties, loan receivable and accounts payable. As at December 31, 2007 and 2007 there were no significant difference between the carrying amounts of these financial instruments and their estimated fair value.

b) Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, accounts receivable, and loan receivable. At December 31, 2008, the Company had all of its cash and cash equivalents with three banking institutions. The company mitigates the concentration risk associated with cash deposits by only depositing material amounts of funds with major banking institutions. Concentrations of credit risk with respect to accounts receivables are the result of joint venture operations with industry partners and are subject to normal industry credit risks.  The Company routinely assesses the credit of joint venture partners to minimize the risk of non-payment.

c) Interest rate risk

At December 31, 2006 the Company had an unsecured promissory note payable for $1,500,000 with interest at 12% per annum. The note was paid in full in February 2007. At December 31, 2008 and 2007, the Company had no outstanding indebtedness that bears interest.

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

JMG’s loan receivable is the only financial instrument of JMG recorded at fair value as of December 31, 2008. In accordance with SFAS No. 157, JMG has classified its loan receivable as having Level 3 characteristics as a result of the inputs used to determine its fair values. The collateral for the loan receivable is stock in a privately owned corporation headquartered in New Delhi, India and for which no quoted prices or other observable inputs as specified under Levels 1 and 2 are available. Accordingly, JMG retained a financial consultant and obtained an independent valuation analysis of Iris based on Iris financial information through September 30, 2008 and relevant industry and competitor information.

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

As a result of this analysis, JMG recorded a valuation allowance of $1,850,000 as of December 31, 2007 and reduced the book value of the Iris shares to $1,150,000. JMG management considers the assumptions utilized in the independent valuation analysis are still relevant as of December 31, 2008. The loan receivable originated in September 2007 and was considered appropriately valued as of December 31, 2007.

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

 In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, with the highest priority being quoted prices in active markets. The required effective date of SFAS No. 157 is the first quarter of 2008. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material effect on our consolidated financial statements, but resulted in additional disclosures.  In February 2008, the FASB issued Staff Position No. 157-2, which delayed by one year the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The adoption of this statement did not have a material effect on our consolidated financial statements.

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

In December 2008, the SEC issued the final rule on the Modernization of Oil and Gas Reporting. This SEC ruling revises its oil and gas reserves reporting requirements effective for fiscal years ending on or after December 31, 2009, with early adoption prohibited. These revisions by the SEC are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves. These changes include:

•

Modifying prices used to estimate reserves for SEC disclosure purposes to a 12-month average price instead of a single-day, period-end price.

•

Requiring certain additional disclosures around proved undeveloped reserves, internal controls used to ensure objectivity of the estimation process, and qualifications of those preparing and/or auditing the reserves.

•

Expanding the definition of oil and gas reserves and providing clarification of certain concepts and technologies used in the reserve estimation process.

•

Allowing optional disclosure of probable and possible reserves and permitting optional disclosure of price sensitivity analysis.

Historically, the reserves calculated based on the SEC’s reporting requirements were also used to calculate depletion on our producing properties, as required by SFAS 69, “Disclosures about Oil and Gas Producing Activities” (SFAS 69). However, the change in the SEC reporting requirements has not yet been adopted by the FASB. The SEC has announced its intent to discuss potential amendments to SFAS 69 with the FASB so that the reserves disclosed remain consistent with the reserves used to calculate depletion on our producing properties. Any such change would impact our future financial results. The SEC has indicated that it may delay the effective date of the revised reporting requirements if the FASB does not make conforming amendments by December 31, 2009.