Form 10-Q
period 2009-03-31
JMG Exploration, Inc.
filed 2009-08-14
CIK 1299967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

		Page
		No.
	Part I Financial Information

Item 1	Consolidated Financial Statements

	Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008.	3

	Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2009 and 2008.	4

	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2009 and 2008.	5

	Consolidated Statements of Shareholders’ Equity (unaudited) for the three months ended March 31, 2009 and year ended December 31, 2008.	6

	Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2009 and 2008.	7

	Notes to Consolidated Financial Statements (unaudited)	8 - 15

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 - 22

Item 3	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4T	Controls and Procedures	22 - 23

	Part II Other Information

Item 1	Legal Proceedings	24

Item 1A	Risk Factors	24

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3	Defaults Upon Senior Securities	24

Item 4	Submission of Matters to a Vote of Security Holders	24

Item 5	Other Information	24

Item 6	Exhibits	24

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

JMG Exploration, Inc.

CONSOLIDATED BALANCE SHEETS

As of	March 31 2009	December 31 2008
ASSETS	(unaudited)
Current
Cash and cash equivalents	$ 203,911	$ 285,259
Accounts receivable, net of $89,700 and $69,000 allowance for doubtful accounts in 2009 and 2008	103,581	104,048
Prepaid expenses	16,276	14,552
	323,768	403,859

Other assets	30,000	30,000
Loan Receivable, net of $1,850,000 valuation allowance in 2009 and 2008	1,150,000	1,150,000
Oil and gas properties (accounted for under the successful efforts method of accounting), net of depreciation, depletion, amortization and impairment	244,733	415,285
	$ 1,748,501	$ 1,999,144
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$ 179,869	$ 215,243
Accrued liabilities	206,734	203,938
Due to JED Oil Inc.	137,390	137,390
Total current liabilities	523,993	556,571
Asset retirement obligations	27,852	27,571
	551,845	584,142
Stockholders’ equity
Share capital
Common stock - $.001 par value; 25,000,000 shares authorized; 5,188,409 shares issued and outstanding	5,188	5,188
Preferred stock - $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2009 and 2008	-	-
Additional paid-in capital	25,307,180	25,307,180
Share purchase warrants	2,184,452	2,184,452
Accumulated deficit	(26,274,112)	(26,055,897)
Accumulated other comprehensive earnings	(26,052)	(25,921)
	1,196,656	1,415,002
	$ 1,748,501	$ 1,999,144

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

For the	Three month period ended March 31,
	2009	2008
Revenues
Gross Revenue	$24,000	$9,293
Less royalties and taxes	(3,300)	(9,098)
	20,700	195

Costs and Expenses
General and administrative	58,542	104,963
Production expenses	9,991	36,137
Depletion, depreciation, amortization and impairment	170,552	3,893
Accretion on asset retirement obligation	281	281
	239,366	145,274
Loss from operations	(218,666)	(145,079)

Other Income and Expense
Loss on sale of oil and gas properties	-	(42,297)
Interest income	451	49,041
Interest expense	-	(362)
Other	-	560
	451	6,942
Net loss for the period	(218,215)	(138,137)
Less: deemed dividend on warrant extension	-	(280,852)
Net loss applicable to common shareholders	$(218,215)	$(418,989)
Basic weighted average shares outstanding	5,188,409	5,188,409

Net loss for the period per share, basic and diluted	($0.04)	($0.08)

         The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three month period ended March 31,
For the	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(218,215)	$(138,137)
Adjustments to reconcile net loss to cash flows from operating activities:
Depletion, depreciation, amortization, accretion and impairment	170,833	4,174
Change in allowance for doubtful accounts	20,700	-
Loss on sale of property and equipment	-	42,297
Other changes:
Increase in accounts receivable	(20,233)	(27,353)
Decrease in prepaid expenses	(1,724)	10,156
Decrease in accounts payable and accrued liabilities	(32,578)	(72,162)
Increase in due to JED Oil Inc.	-	15,536
Cash used in operating activities	(81,217)	(165,489)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on disposition of property	-	364,986
Cash provided by investing activities	-	364,986

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-
Effect of foreign exchange on cash and cash equivalents	(131)	(4)
Net increase in cash and cash equivalents	(81,348)	199,493
Cash and cash equivalents, beginning of period	285,259	163,128
Cash and cash equivalents, end of period	$203,911	$362,621

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ 362
Income taxes	$ -	$ -
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extension of warrant expiration date – deemed dividend	$ -	$ 280,852

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Share Purchase Warrants	Accumu-lated Deficit	Accumu-lated Other Compre-hensive Loss	Total
	No. Shares	Amt
	#	$	$	$	$	$	$	$
Balance at December 31, 2007	5,188,409	5,188	-	24,908,138	2,184,452	(24,974,628)	(25,994)	2,097,156
Stock based compensation	-	-	-	6,829	-	-	-	6,829
Extension of warrant expiration dates to January 15, 2009	-	-	-	280,852	-	(280,852)	-	-
Extension of warrant expiration dates to January 15, 2010	-	-	-	111,361	-	(111,361)	-	-
Net loss for the year ended December 31, 2008	-	-	-	-	-	(689,056)	-	(689,056)
Foreign exchange translation	-	-	-	-	-	-	73	73
Balance at December 31, 2008	5,188,409	5,188	-	25,307,180	2,184,452	(26,055,897)	(25,921)	1,415,002
Net loss for the three months ended March 31, 2009 (unaudited)	-	-	-	-	-	(218,215)	-	(218,215)
Foreign exchange translation	-	-	-	-	-	-	(131)	(131)
Balance at March 31, 2009 (unaudited)	5,188,409	5,188	-	25, 307,180	2,184,452	(26,274,112)	(26,052)	1,196,656

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (unaudited)

	Three month period ended March 31,
	2009	2008

Net loss for the period	$ (218,215)	$ (138,137)
Other comprehensive income:
Foreign exchange translation adjustment	(131)	(4)
Comprehensive loss for the period	$ (218,346)	$ (138,141)

    The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

As of March 31, 2009, JMG has an accumulated deficit of $26,274,112 and has insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. Raising additional capital is not considered a viable strategy and JMG is exploring a possible sale or merger with another party.

The Company’s consolidated financial statements are presented on a going concern basis. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

These interim consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods, on a basis that is consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the summary of significant accounting policies and notes thereto included in the Company’s audited financial statements for the years ended December 31, 2008 and 2007.

Critical accounting estimates

In the preparation of the financial statements, it was necessary to make certain estimates that were critical to determining our assets, liabilities and net income. None of these estimates affect the determination of cash flow but do have a significant impact in the determination of net income. The most critical of these estimates is the reserves estimations for gas properties and the valuation allowance for the securities held as collateral for our loan receivable.

At December 31, 2007, JMG engaged an independent engineering firm to evaluate 100% of our developed oil and gas reserves and prepare a report thereon. The estimation of the reserve volumes and future net revenues set out in the report is complex and subject to uncertainties and interpretations. Judgments are based upon engineering data, projected future rates of production, forecasts of commodity prices, and the timing of future expenditures. Inevitably the estimates of reserve volumes and future net revenues will vary over time as new data becomes available and estimates of future net revenues do not represent fair market value. For the year ended December 31, 2008 and for the three month period ended March 31, 2009, JMG adjusted the 2007 reserve information per this report based on 2008 and 2009 production, current prices for natural gas and a review of other assumptions utilized in the 2007 reserve report.

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

Proved Gas Reserves

Proved reserves are those reserves that can be estimated with a high degree of certainty to be recoverable. It is likely that the actual remaining quantities recovered will exceed the estimated proved reserves. The estimated quantities of proved natural gas and natural gas liquids are derived from geological and engineering data that demonstrate with reasonable certainty the amounts that can be recovered in future years from known reservoirs under existing economic and operating conditions. Reserves are considered proved if they can be produced economically as demonstrated by either actual production or conclusive formation tests. The gas reserve estimates are made using all available geological and reservoir data as well as historical production data. Estimates are reviewed and revised as appropriate. Revisions occur as a result of changes in prices, costs, fiscal regimes, reservoir performance or a change in the Company’s plans.

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

Impairment of Long-Lived Assets

If estimated undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then we recognize an impairment charge in income from operations equal to the difference between the net capitalized costs related to unproved properties and their estimated fair values based on the present value of the related estimated future net cash flows.

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

Stock-based compensation

The Company records stock-based compensation in accordance with the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment.

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

Income (loss) per Common Share

Income (loss) per share (“EPS”) is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share for the three months ended March 31, 2009 and 2008 because their effect would be antidilutive. The following shares were accordingly excluded from the net income/loss per share calculation.

	Three month period ended March 31,
	2009	2008
Stock warrants	4,062,551	4,062,551
Stock options	473,333	476,667
Total share excluded	4,535,884	4,539,218

Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2008. No adjustments were required as a result of the adoption of FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no income tax examinations underway for these jurisdictions, although the tax years ended December 31, 2008, 20076 and 2006 are all still open for examination.

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

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized. As a result of this valuation allowance, the effective tax rate for the three months ended March 31, 2009 and 2008 is zero percent.

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value. If the financial condition of JMG’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Delinquent trade accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The need for an allowance is determined through an analysis of the past-due status of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The allowance for doubtful accounts was $89,700 and $69,000 as of March 31, 2009 and 2008.

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information and other data. These estimates involve uncertainties and cannot be determined with precision. For certain of JMG’s financial instruments, including cash, accounts receivable, loan receivable and accounts payable, the carrying amounts approximate fair value. See footnote 7.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SAFS No. 141, “Business Combinations.”  SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies.  SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.  SFAS No. 141R will be applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  The adoption of SFAS No. 141R did not have a material effect on our consolidated financial statements.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which provides guidance on management’s assessment of subsequent events. This standard establishes the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. In accordance with SFAS 165, the Company reviewed the events for inclusion in the financial statements through the filing date. The implementation of this standard is not expected to have a material impact on our consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, (the Codification). The Codification will be the single source of authoritative U.S. nongovernmental generally accepted accounting principles. The Codification does not change generally accepted accounting principles, but is intended to make it easier to find and research issues and will change the way GAAP is referenced. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its financial statements for the third quarter of 2009.

In June 2008, the FASB issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, “Accounting For Derivative Instruments and Hedging Activities” and/or EITF 00-19, “Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF 07-05 is effective as of the beginning of our 2009 fiscal year. As of January 1, 2009, the adoption of EITF 07-05 did not have a material impact on our consolidated financial statements.

3.  LOAN RECEIVABLE

In conjunction with a September 5, 2007 Share Exchange Agreement with the shareholders of Newco Group Limited, JMG provided Newco a $3,000,000 loan to enable Newco to purchase additional shares in Iris representing approximately a 39% equity interest in Iris (excluding the 14.5% equity interest already owned by Newco).  As security for the loan, JMG received a security interest in the ordinary shares of Iris purchased by Newco with the proceeds of the JMG loan. As further security for the loan, JMG received an irrevocable proxy from ESAPI Ltd., a company organized under the laws of the Commonwealth of the Bahamas (“ESAPI”), granting to JMG the right to vote the shares of Iris currently owned by Newco that have been pledged to ESAPI by Newco as security for a loan by ESAPI to Newco. Newco has been determined to be a variable interest entity, however as JMG is not the primary beneficiary, the financial position and results of operations for Newco are not consolidated with JMG as of December 31, 2008.

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

4.  PROPERTY AND EQUIPMENT

Depletion, depreciation, amortization and impairment expense was $170,552 and $3,893 for the three months ended March 31, 2009 and 2008. Undeveloped land and other assets not related to petroleum and natural gas properties were excluded from the depletion calculation.

Oil and gas properties (accounted for under the successful efforts method of accounting)

	March 31, 2009	December 31, 2008
Petroleum and natural gas properties	$ 1,993,962	$ 1,993,962
Undeveloped Properties	1,477,396	1,477,396
Accumulated depletion, depreciation, amortization and impairment	(3,226,625)	(3,056,073)
	$ 244,733	$ 415,285

5.  RELATED PARTY TRANSACTIONS

JED Oil Inc.

On August 1, 2004 the Company entered into a technical services agreement with JED Oil Inc. (“JED”). Under the Agreement, JED provides all required personnel, office space and equipment, at standard industry rates for similar services. JED is considered an affiliate, because of its ownership interest in us and because two of our directors are directors of JED. This agreement was terminated on January 1, 2006; it was replaced by a joint services agreement, which operates to provide the above services on an as needed basis. In 2008 JED ceased providing any services under this agreement and any expenditures or amounts payable to JED were due to their role as the operator of the Pinedale natural gas wells.

For the three months ended March 31, 2009 and 2008, JED charged JMG $0 and $32,841 for well operating costs, respectively.

In connection with these transactions the total amount payable to JED was $137,390 at March 31, 2009.

Skeehan & Company

Joseph Skeehan, the Chief Executive Officer, President and a director of JMG is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $10,887 and $20,395 during the three months ended March 31, 2009 and 2008, respectively. A balance of $0 is due Skeehan & Company as of March 31, 2009.

6. ASSET RETIREMENT OBLIGATION

As of March 31, 2009, the estimated present value of the Company’s asset retirement obligation was $27,852 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $281 was recorded for the three months ending March 31, 2009.

Asset retirement obligations at December 31, 2008	$ 27,571
Accretion expense	281
Asset retirement obligations at March 31, 2009	$ 27,852

7. FAIR VALUE MEASUREMENTS

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

JMG’s loan receivable is the only financial instrument of JMG recorded at fair value as of March 31, 2009. In accordance with SFAS No. 157, JMG has classified its loan receivable as having Level 3 characteristics as a result of the inputs used to determine its fair values. The collateral for the loan receivable is stock in a privately owned corporation headquartered in New Delhi, India and for which no quoted prices or other observable inputs as specified under Levels 1 and 2 are available. Accordingly, JMG retained a financial consultant and obtained an independent valuation analysis of Iris based on Iris financial information through September 30, 2008 and relevant industry and competitor information.

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

As a result of this analysis, JMG recorded a valuation allowance of $1,850,000 as of December 31, 2007 and reduced the book value of the Iris shares to $1,150,000. JMG management considers the assumptions utilized in the independent valuation analysis are still relevant as of March 31, 2009 and 2008.

 14. SUBSEQUENT EVENTS

On July 16, 2009, Jonah/Pinedale Partners LLC and JMG filed a Statement of Claim in the Court of Queen's Bench Of Alberta in the Judicial District Of Calgary Regarding NEO Exploration Inc. and  Ptarmigan Lands. In March 2005, JMG agreed to farm-in on the interests of the co-plaintiff, Jonah/Pinedale Partners. NEO, an Alberta, Canada corporation, through its wholly owned U.S. (Montana) partnership Ptarmigan Lands, became the operators of the Pinedale natural gas property effective January 1, 2009. To date, NEO has failed to report to JMG an accounting of Pinedale production or to remit to JMG their royalty interest in such  production.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of financial results as provided by the management of JMG Exploration, Inc. (“JMG”) should be read in conjunction with the unaudited consolidated financial statements and notes for the three months ended March 31, 2009, the audited financial statements and accompanying notes for the years ended December 31, 2008 and 2007 and the management’s discussion and analysis for the years ended December 31, 2008 and 2007.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements. All statements other than statements of historical facts contained herein, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions as described in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008.

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

As of March 31, 2009, JMG has an accumulated deficit of $26,274,112 and has insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. Raising additional capital is not considered a viable strategy and JMG is exploring a possible sale or merger with another party.

Results of operations

Revenue. Our revenue is dependent upon success in finding and developing oil and natural gas reserves. Our ownership interest in the production from these properties is measured in BOE per day, a term that encompasses both oil and natural gas production. Revenues were $20,700 and $195 for the three month periods ended March 31, 2009 and 2008, respectively. The increase in revenue was principally due to the Pinedale wells being shut in for two months in 2008.

We may use derivative financial instruments when we deem them appropriate to hedge exposure to changes in the price of crude oil, fluctuations in interest rates and foreign currency exchange rates. JMG currently does not have any financial derivative contracts or fixed price contracts in place.

General and administrative expense. General and administrative expense relates to compensation and overhead for executive officers and fees for general operational and administrative services. We have contracted out all field personnel and equipment necessary for exploration activities, and for related administrative functions.  General and administrative expenses were $58,542 and $104,963 for the three months ended March 31, 2009 and 2008, respectively.  Expenses consist principally of salaries, consulting fees and office costs. The decrease in general and administrative expense from 2008 was principally due to a reduction in audit, accounting and consulting fees.

Production expense. Production costs include operating costs associated with field activities and geophysical and geological expense. Under the successful-efforts method, costs such as geological and geophysical, exploratory dry holes and delay rentals are expensed as incurred. Production expenses for the three months ended March 31, 2009 and 2008 were $9,991 and $36,137, respectively. The decrease in production expenses was principally due to the sale of the remaining oil properties in January 2008.

Depletion, depreciation. amortization and impairment expense. Depletion, depreciation, amortization and impairment expense for the three months ending March 31, 2009 and 2008 were $170,552 and $3,893, respectively. This increase was principally due to a $169,000 increase in the impairment reserve for undeveloped land in the quarter ended March 31, 2009.

Accretion expense. As of March 31, 2009, the estimated present value of the Company’s asset retirement obligation was $27,852 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $281 was recorded for the three months ending March 31, 2009.

As of March 31, 2008, the estimated present value of the Company’s asset retirement obligation was $26,728 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $281 was recorded for the three months ending March 31,2008.

Loss on sale of oil and gas properties. On January 31, 2008, JMG sold its interest in the Fellows project for $364,987, resulting in a loss of $42,297.

Interest income. Interest for the periods ending March 31, 2009 and 2008 was $451 and $49,041, respectively. Interest was principally attributable to a $3,000,000 loan receivable from Newco, Inc. The loan receivable is currently in default and no interest is being accrued.

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

The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no income tax examinations underway for these jurisdictions, although the tax years ended December 31, 2008, 2007 and 2006 are all still open for examination.

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

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized.  As a result of this valuation allowance, the effective tax rate for the first quarter of 2009 and 2008 is zero percent.

Liquidity and capital resources

At March 31, 2009, we had $203,911 in cash and cash equivalents. Since our incorporation, we have financed our operating cash flow needs through private and public offerings of equity securities. JMG has the following warrants outstanding as of March 31, 2009:

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

As of March 31, 2008, we had an accumulated deficit of $26,274,412 and have insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party

Cash flow used in operations. Cash utilized by operating activities was $81,217 and $165,489 for the three months ended March 31, 2009 and 2008. The use of cash in 2009 was attributable to net loss of $218,215 which was increased by the cash requirements related to the decrease in accounts payable of $32,578, and a decrease in accounts receivable of $20,233. The cash requirements were offset by depletion expense of $170,833, an increase in the reserve for doubtful accounts of $20,700, and a decrease in prepaid expenses of $1,724, which did not utilize cash.

The use of cash in 2008 was attributable to net loss of $138,137 which was increased by the loss on sale of property and equipment of $42,297 and the cash requirements related to the decrease in accounts payable of $72,162, the decrease in due to JED Oil of $15,536, and a decrease in accounts receivable of $27,353. The cash requirements were offset by depletion expense of $4,174, and a decrease in prepaid expenses of $10,156, which did not utilize cash.

Cash flow used in investing activities. Cash provided by investing activities was $0 and $364,986 for the three months ended March 31, 2009 and 2008, respectively. Cash provided by investing activities in 2008 was attributable to from the sale of oil and gas property.

Cash flow used in financing activities. Cash flows from financing activities was $0 for the three months ended March 31, 2009 and 2008.

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

Contractual obligations and commitments

None.

Related Party Transactions

JED Oil Inc. On August 1, 2004 the Company entered into a technical services agreement with JED Oil Inc. (“JED”). Under the Agreement, JED provides all required personnel, office space and equipment, at standard industry rates for similar services. JED is considered an affiliate, because of its ownership interest in us and because two of our directors are directors of JED. This agreement was terminated on January 1, 2006; it was replaced by a joint services agreement, which operates to provide the above services on an as needed basis. In 2008 JED ceased providing any services under this agreement and any expenditures or amounts payable to JED were due to their role as the operator of the Pinedale natural gas wells.

JED charged JMG $0 and $32,841 in operating costs for wells operated by JED during the three months ended March 31, 2009 and 2008.

In connection with these transactions the total amount payable to JED was $137,390 at March 31, 2009.

Skeehan & Company. Joseph Skeehan, the Chief Executive Officer, President and a director of JMG is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $10,887 and $20,395 during the three months ended March 31, 2009 and 2008, respectively. A balance of $0 is due Skeehan & Company as of March 31, 2009.

Outlook and Proposed Transactions

As of March 31, 2009, we had an accumulated deficit of $26,274,112 and have insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. JMG is presently exploring a range of strategic alternatives, including a possible sale or merger with another party.

Subsequent Events

On July 16, 2009, Jonah/Pinedale Partners LLC and JMG filed a Statement of Claim in the Court of Queen's Bench Of Alberta in the Judicial District Of Calgary Regarding NEO Exploration Inc. and  Ptarmigan Lands. In March 2005, JMG agreed to farm-in on the interests of the co-plaintiff, Jonah/Pinedale Partners. NEO, an Alberta, Canada corporation, through its wholly owned U.S. (Montana) partnership Ptarmigan Lands, became the operators of the Pinedale natural gas property effective January 1, 2009. To date, NEO has failed to report to JMG an accounting of Pinedale production or to remit to JMG their royalty interest in such  production.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to all of the normal market risks inherent within the oil and natural gas industry, including commodity price risk, foreign-currency rate risk, interest rate risk and credit risk. We plan to manage our operations in a manner intended to minimize our exposure to such market risks.

Credit Risk. Credit risk is the risk of loss resulting from non-performance of contractual obligations by a customer or joint venture partner. Our accounts receivable are from the operator of our Pinedale natural gas interest and is subject to normal industry credit risk. Our loan receivable is due to an advance related to a now terminated merger agreement. We have foreclosed on the loan and are in the process of having the collateral for the loan, the securities of Iris Computers Ltd., transferred to the name of JMG. We retained a financial consultant with international expertise to evaluate the valuation of the securities held as collateral for our loan receivable and recorded a recorded a valuation allowance of $1,850,000. The transfer of the collateral to JMG is currently disputed by Iris and any settlement may impair JMG’s security position further. JMG may receive an illiquid minority stock position in a privately held Indian company which could further deteriorate over time due to the state of the Indian economy and the financial position and results of operations of Iris. JMG will routinely monitor this asset for any further impairment in value.

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

Interest Rate Risk. Interest rate risk will exist principally with respect to any future indebtedness that bears interest at floating rates. At March 31, 2009, we had no long-term indebtedness and do not contemplate utilizing indebtedness as a means of financing operations.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive and Financial Officer concluded as of March 31, 2009 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

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

Remediation of Internal Control Deficiencies and Expenditures

 The above material weaknesses did not result in adjustments to our consolidated financial statements for the quarter ended March 31, 2009. It is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

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

 Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of March 31, 2009, however, the changes will not be implemented until

September 30, 2009. If we are able to complete these action plans by that date, we anticipate that all control deficiencies and material weaknesses will be remediated by December 31, 2009.

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

 Changes in Internal Control Over Financial Reporting

There was no change in JMG’s internal control over financial reporting during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, JMG’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

There are no material outstanding or threatened legal claims by or against us.

Item 1A. Risk Factors

There have been no material changes to the information included in response to Item 1A. “Risk Factors” in our 2008 Annual Report on Form 10-K.

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

JMG Exploration, Inc

Date: August 14, 2009	/s/ Joseph W. Skeehan
Joseph W. Skeehan
Chief Executive and Financial Officer, and President