Form 10-Q
period 2009-06-30
JMG Exploration, Inc.
filed 2009-08-14
CIK 1299967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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
Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.. (Check one):

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

		Page
		No.
	Part I Financial Information

Item 1	Consolidated Financial Statements	3 - 7

	Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008.	3

	Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2009 and 2008.	4

	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2009 and 2008.	5

	Consolidated Statements of Shareholders’ Equity (unaudited) for the six months ended June 30, 2009 and the year ended December 31, 2008.	6

	Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2009 and 2008.	7

	Notes to Consolidated Financial Statements (unaudited)	8 - 13

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 21

Item 3	Quantitative and Qualitative Disclosures About Market Risk	21 – 22

Item 4T	Controls and Procedures	22

	Part II Other Information

Item 1	Legal Proceedings	23

Item 1A	Risk Factors	23

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3	Defaults Upon Senior Securities	23

Item 4	Submission of Matters to a Vote of Security Holders	23

Item 5	Other Information	23

Item 6	Exhibits	23

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

JMG Exploration, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31 2008
ASSETS	(unaudited)
Current
Cash and cash equivalents	$ 97,998	$ 285,259
Accounts receivable, net of allowance of $110,400 in 2009 and $69,000 in 2008	103,653	104,048
Prepaid expenses	-	14,552
Total current assets	201,651	403,859

Other assets	30,000	30,000
Loan Receivable, net of allowance of $1,850,000 in 2009 and 2008	1,150,000	1,150,000
Oil and gas properties (accounted for under the successful efforts method of accounting), net of depreciation, depletion, amortization and impairment	242,656	415,285
	$ 1,624,307	$ 1,999,144
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$ 245,001	$ 215,243
Accrued liabilities	222,888	203,938
Due to JED Oil Inc.	137,390	137,390
Total current liabilities	605,279	556,571
Asset retirement obligations	28,133	27,571
	633,412	584,142
Stockholders’ equity
Share capital
Common stock - $.001 par value; 25,000,000 shares authorized; 5,188,409 shares issued and outstanding	5,188	5,188
Preferred stock - $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Additional paid-in capital	25,307,180	25,307,180
Share purchase warrants	2,184,452	2,184,452
Accumulated deficit	(26,479,893)	(26,055,897)
Accumulated other comprehensive earnings	(26,032)	(25,921)
Total stockholders’ equity	990,895	1,415,002
	$ 1,624,307	$ 1,999,144

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three month period ended June 30,		For the six month period ended June 30,
	2009	2008	2009	2008
Revenues
Gross Revenue	$ 24,000	$ 36,280	$ 48,000	$ 45,573
Less royalties and taxes	(3,300)	1,730	(6,600)	(7,368)
	20,700	38,010	41,400	38,205

Costs and Expenses
General and administrative	217,017	105,684	266,559	210,647
Production expenses	16,105	16,155	26,096	52,292
Depletion, depreciation, amortization and impairment	2,077	13,139	172,629	17,032
Accretion on asset retirement obligation	281	281	562	562
	235,480	135,259	465,846	280,533
Loss from operations	(214,780)	(97,249)	(424,446)	(242,328)

Other Income and Expense
Loss on sale of oil and gas properties	-	-	-	(42,297)
Interest income	260	882	260	49,923
Interest expense	(259)	(92)	(710)	(454)
Other	-	62,500	-	63,060
	(1)	63,290	450	70,232
Net loss	(214,781)	(33,959)	(423,996)	(172,096)
Less: deemed dividend on warrant extension	-	-	-	(280,852)
Net loss applicable to common shareholders	$ (214,081)	$ (33,959)	$ (423,996)	$ (452,948)
Basic and diluted weighted average shares outstanding	5,188,409	5,188,409	5,188,409	5,188,409

Net loss for the period per share, basic and diluted	$ (0.04)	$ (0.01)	$(0.08)	$(0.09)

         The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six month period ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (423,996)	$ (172,096)
Adjustments to reconcile net loss to cash flows from operating activities:
Depletion, depreciation, amortization, accretion and impairment	173,191	17,594
Change in allowance for doubtful accounts	41,400	-
Loss on sale of property and equipment	-	42,297
Other changes:
(Increase) decrease in accounts receivable	(41,005)	115,573
Decrease in prepaid expenses	14,552	19,736
Increase (decrease) in accounts payable and accrued liabilities	48,708	(114,957)
Increase in due to JED Oil Inc.	-	25,708
Cash used in operating activities	(187,150)	(66,145)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on disposition of property	-	364,986
Cash provided by investing activities	-	364,986
CASH FLOWS FROM FINANCING ACTIVITIES:	-	-
Effect of foreign exchange on cash and cash equivalents	(111)	(2)
Net increase in cash and cash equivalents	(187,261)	298,839
Cash and cash equivalents, beginning of period	285,259	163,128
Cash and cash equivalents, end of period	$ 97,998	$ 461,967

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ 260	$ 454
Income taxes	$ -	$ 800
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extension of warrant expiration date – deemed dividend	$ -	$ 280,852

 The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Share Purchase Warrants	Accumu-lated Deficit	Accumu-lated Other Compre-hensive Loss	Total
	Shares	Amt
	#	$	$	$	$	$	$	$
Balance at December 31, 2007	5,188,409	5,188	-	24,908,138	2,184,452	(24,974,628)	(25,994)	2,097,156
Stock based compensation	-	-	-	6,829	-	-	-	6,829
Extension of warrant expiration dates to January 15, 2009	-	-	-	280,852	-	(280,852)	-	-
Extension of warrant expiration dates to January 15, 2010	-	-	-	111,361	-	(111,361)	-	-
Net loss for the year ended December 31, 2008	-	-	-	-	-	(689,056)	-	(689,056)
Foreign exchange translation	-	-	-	-	-	-	73	73
Balance at December 31, 2008	5,188,409	5,188	-	25,307,180	2,184,452	(26,055,897)	(25,921)	1,415,002
Net loss for the six months ended June 30, 2009	-	-	-	-	-	(423,996)	-	(423,996)
Foreign exchange translation	-	-	-	-	-	-	(111)	(111)
Balance at June 30, 2009 (unaudited)	5,188,409	5,188	-	25,307,180	2,184,452	(26,479,893)	(26,032)	990,895

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (unaudited)

	Three month period ended June 30,	Six month period ended June 30,
	2009	2008	2009	2008

Net loss for the period	$ (214,781)	$ (33,959)	$ (423,996)	$ (172,096)
Other comprehensive income (loss):
Foreign exchange translation adjustment	(131)	2	(111)	(2)
Comprehensive loss for the period	$ (214,892)	$ (33,957)	$ (424,017)	$ (172,098)

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

As of June 30, 2009, JMG has an accumulated deficit of $26,479,893 and has insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. Raising additional capital is not considered a viable strategy and JMG is exploring a possible sale or merger with another party.

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

At December 31, 2007, JMG engaged an independent engineering firm to evaluate 100% of our developed oil and gas reserves and prepare a report thereon. Their report was utilized in the calculations of depletion and depreciation expense. The estimation of the reserve volumes and future net revenues set out in the report is complex and subject to uncertainties and interpretations. Judgments are based upon engineering data, projected future rates of production, forecasts of commodity prices, and the timing of future expenditures. Inevitably the estimates of reserve volumes and future net revenues will vary over time as new data becomes available and estimates of future net revenues do not represent fair market value. For the year ended December 31, 2008 and for the three and six months ended June 30, 2009, JMG adjusted the 2007 reserve information per this report based on 2008 and 2009 production, current prices for natural gas and a review of other assumptions utilized in the 2007 reserve report.

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

Income (loss) per Common Share

Income (loss) per share (“EPS”) is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share for the three and six months ended June 30, 2009 and 2008 because their effect would be antidilutive. The following shares were accordingly excluded from the net income/loss per share calculation.

	Three month period ended June 30,	Six month period ended June 30,
	2009	2008	2009	2008
Stock warrants	4,062,551	4,062,551	4,062,551	4,062,551
Stock options	473,333	473,333	473,333	473,333
Total share excluded	4,535,884	4,535,884	4,535,884	4,535,884

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

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized.  As a result of this valuation allowance, the effective tax rate for the of the six months ended June 30, 2008 and for the year ended December 31, 2008 is zero percent.

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value. If the financial condition of JMG’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Delinquent trade accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The need for an allowance is determined through an analysis of the past-due status of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The allowance for doubtful accounts was $110,400 and $69,000 as of June 30, 2009 and December 31, 2008.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The provisions of SFAS 160 are effective for the Company on January 1, 2009. The adoption of this statement did not have a material impact on our consolidated financial statements.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which provides guidance on management’s assessment of subsequent events. This standard establishes the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. In accordance with SFAS 165, the Company reviewed the events for inclusion in the financial statements through the filing date. The implementation of this standard did not have a material impact on our consolidated financial statements.

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

4.  PROPERTY AND EQUIPMENT

Depletion, depreciation, amortization and impairment expense was $2,077and $13,139 for the three months ended June 30, 2009 and 2008, and $172,629 and $17,032 for the six months ended June 30, 2009 and 2008. Undeveloped land and other assets not related to petroleum and natural gas properties were excluded from the depletion calculation.

Oil and gas properties (accounted for under the successful efforts method of accounting)

	June 30, 2009	December 31, 2008
	(unaudited)
Petroleum and natural gas properties	$ 1,993,962	$ 1,993,962
Undeveloped Properties	1,477,396	1,477,396
Accumulated depletion, depreciation, amortization and impairment	(3,228,702)	(3,056,073)
	$ 242,656	$ 415,285

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

JED paid on behalf of the Company a total of $0 and $27,065 for the three month period ended June 30, 2009 and 2008, respectively, for capital related expenditures and production expenses. JED paid on behalf of the Company a total of $0 and $59,906, respectively, for the six month period ended June 30, 2009 and 2008 for capital related expenditures and production expenses.

During the three and six month periods ended June 30, 2009 and 2008, the Company entered into the following transactions with JED:

•

JED paid on behalf of the Company a total of $0 and $10,203 for the three month period ended June 30, 2009 and 2008 for operating costs and capital related expenditures. In consideration for the assignment of JED’s interest in certain oil and gas properties, JED charged the Company for drilling and other costs related to those properties for the three month period ended June 30, 2009 and 2008, in the amount of $0 and $10,203.

•

JED paid on behalf of the Company a total of $0 and $231,863 for the six month period ended June 30, 2009 and 2008 for operating costs and capital related expenditures. In consideration for the assignment of JED’s interest in certain oil and gas properties, JED charged the Company for drilling and other costs related to those properties for the six month period ended June 30, 2009 and 2008, in the amount of $0 and $4,084.

In connection with these transactions the total amount payable to JED was $137,390 at June 30, 2009.

Skeehan & Company

Joseph Skeehan, the Chief Executive Officer, President and a director of JMG is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $15,631 and $26,518 during the three and six month periods ended June 30, 2009, respectively. No balance is due Skeehan & Company as of June 30, 2009.

6. ASSET RETIREMENT OBLIGATION

As of June 30, 2009, the estimated present value of the Company’s asset retirement obligation was $28,133 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $281 and $ 562was recorded for the three and six month periods ending June 30, 2009, respectively.

Asset retirement obligations at December 31, 2008	$27,571
Accretion expense	562
Asset retirement obligations at June 30, 2008	$28,133

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

JMG’s loan receivable is the only financial instrument of JMG recorded at fair value as of June 30, 2009. In accordance with SFAS No. 157, JMG has classified its loan receivable as having Level 3 characteristics as a result of the inputs used to determine its fair values. The collateral for the loan receivable is stock in a privately owned corporation headquartered in New Delhi, India and for which no quoted prices or other observable inputs as specified under Levels 1 and 2 are available. Accordingly, JMG retained a financial consultant and obtained an independent valuation analysis of Iris based on Iris financial information through September 30, 2008 and relevant industry and competitor information.

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

As a result of this analysis, JMG recorded a valuation allowance of $1,850,000 as of December 31, 2007 and reduced the book value of the Iris shares to $1,150,000. JMG management considers the assumptions utilized in the independent valuation analysis are still relevant as of June 30, 2009 and 2008.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of financial results as provided by the management of JMG Exploration, Inc. (“JMG”) should be read in conjunction with the unaudited consolidated financial statements and notes for the three and six month periods ended June 30, 2009, the audited financial statements and accompanying notes for the years ended December 31, 2008 and 2007 and the management’s discussion and analysis for the years ended December 31, 2008 and 2007.

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

As of June 30, 2009, JMG has an accumulated deficit of $26,479,893 and has insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. Raising additional capital is not considered a viable strategy and JMG is exploring a possible sale or merger with another party.

Results of operations

Revenue. Our revenue is dependent upon success in finding and developing oil and natural gas reserves. Our ownership interest in the production from these properties is measured in BOE per day, a term that encompasses both oil and natural gas production. Revenues were $20,700 and $38,010 for the three months ended June 30, 2009 and 2008, and $41,400 and $38,205 for the six months ended June 30, 2009 and 2008, respectively. Revenues for the six months ended June 30, 2008 had one month of oil revenues from property sold January 31, 2008. All other revenues are from the Pinedale natural gas operations.

We may use derivative financial instruments when we deem them appropriate to hedge exposure to changes in the price of crude oil, fluctuations in interest rates and foreign currency exchange rates. JMG currently does not have any financial derivative contracts or fixed price contracts in place.

General and administrative expense. General and administrative expense relates to compensation and overhead for executive officers and fees for general operational and administrative services. We have contracted out all field personnel and equipment necessary for development activities, and for related administrative functions. General and administrative expense was $266,559 and $210,647 for the six months ended June 30, 2009 and 2008, respectively. Expenses consist principally of salaries, consulting fees and office costs. The increase in general and administrative expense from the corresponding periods in the previous year was principally due to audit, accounting and consulting fees, and an increase in the allowance for doubtful receivables of $41,400.

Production expense. Production costs include operating costs associated with field activities and geophysical and geological expense. Under the successful-efforts method, costs such as geological and geophysical, exploratory dry holes and delay rentals are expensed as incurred. Production expenses were $16,105 and $16,155 for the three months ended June 30, 2009 and 2008, and $26,096 and $52,292 for the six months ended June 30, 2009 and 2008, respectively. The decrease in production expense for the three and six months ended June 30, 2009 from the corresponding periods in the previous year was principally due to the sale of oil and gas assets in North Dakota on January 31, 2008.

Depletion, depreciation, amortization and impairment expense.  Depletion, depreciation, amortization and impairment expense were $2,077 and $13,139 for the three months ended June 30, 2009 and 2008, and $172,629 and $17,032 for the six months ended June 30, 2009 and 2008, respectively. This increase was principally due to a $169,000 increase in the impairment reserve for undeveloped land in the quarter ended March 31, 2009.

Accretion expense. As of June 30, 2009, the estimated present value of the Company’s asset retirement obligation was $28,133 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion expense of $281 and $562 was recorded for the three and six month periods ending June 30, 2009.

As of June 30, 2008, the estimated present value of the Company’s asset retirement obligation was $27,009 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion expense of $281 and $562 was recorded for the three and six month periods ending June 30, 2008.

Loss on sale of oil and gas properties. On January 31, 2008, JMG sold its interest in the Fellows project for $364,987, resulting in a loss of $42,297.

Interest income. Interest income was $260 and $882 for the three month period ending June 30, 2009 and 2008, and $260 and $49,923 for the six month period ending June 30, 2009 and 2008, respectively, and increased due to lower cash balances on hand in the current year.

Interest expense. Interest expense was $259 and $92 for the three month period ending June 30, 2009 and 2008, and was $710 and $454 for the six month period ending June 30, 2009 and 2008, respectively. The decrease is due to changes in the amount of insurance premiums being financed.

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

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized.  As a result of this valuation allowance, the effective tax rate for the six months ended June 30, 2009 and for the year ended December 31, 2008 is zero percent.

Liquidity and capital resources

At June 30, 2009, we had $97,998 in cash and cash equivalents. Since our incorporation, we have financed our operating cash flow needs through private and public offerings of equity securities. JMG has the following warrants outstanding as of June 30, 2009:

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

As of June 30, 2009, we had an accumulated deficit of $26,479,493 and have insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

Cash flow used in operations. Cash utilized by operating activities was $(187,150) and $(66,145) for the six months ended June 30, 2009 and 2008, respectively.

The use of cash for the six months ended June 30, 2009 was principally attributable to a net loss of $423,996 which was increased by an increase in accounts receivable of $41,005. These cash requirements were offset by a increase in accounts payable of $48,708, depletion expense of $173,191, an increase in the reserve for doubtful accounts of $41,400 and a decrease in prepaid expenses of $14,552 which did not collectively utilize cash.

The use of cash for the six months ended June 30, 2008 was principally attributable to a net loss of $172,096 which was increased by a decrease in accounts payable of $114,957. These cash requirements were offset by a loss on sale of property and equipment of $42,297, a decrease in accounts receivable of $115,573,  and increase in depletion and depreciation expense of $17,594, an increase in due to JED Oil of $25,708 and a decrease in prepaid expenses of $19,736 which did not collectively utilize cash.

Cash flow used in investing activities. Cash provided by investing activities was $0 and $364,986 for the six months ended June 30, 2009 and 2008, respectively.

Cash provided by investing activities for the six months ended June 30, 2008 was attributable to proceeds of $364,986 from the sale of oil and gas property.

Cash flow used in financing activities. No cash was provided or utilized by financing activities for the six months ended June 30, 2009 and 2008.

Changes in critical accounting estimates

Stock-based compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method.  Under that transition method, compensation cost recognized effective January 1, 2007 includes:  (a) compensation cost for share-based options granted to employees and directors prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of  Statement 123(R).  Results for prior periods have not been restated.

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

Contractual obligations and commitments

None.

Related Party Transactions

JED Oil, Inc. On August 1, 2004 the Company entered into a technical services agreement with JED Oil Inc. (“JED”). Under the Agreement, JED provides all required personnel, office space and equipment, at standard industry rates for similar services. JED is considered an affiliate, because of its ownership interest in us and because two of our directors are directors of JED. This agreement was terminated on January 1, 2006; it was replaced by a joint services agreement, which operates to provide the above services on an as needed basis. In 2008 JED ceased providing any services under this agreement and any expenditures or amounts payable to JED were due to their role as the operator of the Pinedale natural gas wells.

JED paid on behalf of the Company a total of $0 and $27,065 for the three month period ended June 30, 2009 and 2008, respectively, for capital related expenditures and production expenses. JED paid on behalf of the Company a total of $0 and $59,906, respectively, for the six month period ended June 30, 2009 and 2008 for capital related expenditures and production expenses.

During the three and six month periods ended June 30, 2009 and 2008, the Company entered into the following transactions with JED:

•

JED paid on behalf of the Company a total of $0 and $10,203 for the three month period ended June 30, 2009 and 2008 for operating costs and capital related expenditures. In consideration for the assignment of JED’s interest in certain oil and gas properties, JED charged the Company for drilling and other costs related to those properties for the three month period ended June 30, 2009 and 2008, in the amount of $0 and $10,203.

•

JED paid on behalf of the Company a total of $0 and $231,863 for the six month period ended June 30, 2009 and 2008 for operating costs and capital related expenditures. In consideration for the assignment of JED’s interest in certain oil and gas properties, JED charged the Company for drilling and other costs related to those properties for the six month period ended June 30, 2009 and 2008, in the amount of $0 and $4,084.

In connection with these transactions the total amount payable to JED was $137,390 at June 30, 2009.

Skeehan & Company. Joseph Skeehan, the Chief Executive Officer, President and a director of JMG is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $15,631 and $26,518 during the three and six month periods ended June 30, 2009, respectively. No balance is due Skeehan & Company as of June 30, 2009.

Outlook and Proposed Transactions

As of June 30, 2009, we had an accumulated deficit of $26,473,493 and have insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. JMG is presently exploring a range of strategic alternatives, including a possible sale or merger with another party.

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

Interest Rate Risk. Interest rate risk will exist principally with respect to any future indebtedness that bears interest at floating rates. At June 30, 2009, we had no long-term indebtedness and do not contemplate utilizing indebtedness as a means of financing operations.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive and Financial Officer concluded as of June 30, 2009 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

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

Remediation of Internal Control Deficiencies and Expenditures

 The above material weaknesses did not result in adjustments to our consolidated financial statements for the six months ended June 30, 2009. It is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

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

 Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of June 30, 2009, however, the changes will not be implemented until September 30, 2009. If we are able to complete these action plans by that date, we anticipate that all control deficiencies and material weaknesses will be remediated by December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There was no change in JMG’s internal control over financial reporting during the six months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, JMG’s internal control over financial reporting.

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