Form 10-Q
period 2009-09-30
JMG Exploration, Inc.
filed 2010-07-23
CIK 1299967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

The number of shares outstanding of Registrant’s common stock, par value $0.01, as of May 31, 2010, was 5,188,409.

JMG Exploration, Inc.
Index to Form 10-Q Quarterly Report
to the Securities and Exchange Commission

		Page
		No.
	Part I Financial Information

Item 1	Consolidated Financial Statements	3 - 7

	Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008.	3

	Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and 2008.	4

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2009 and 2008.	5

	Consolidated Statements of Shareholders’ Equity (unaudited) for the nine months ended September 30, 2009 and the year ended December 31, 2008.	6

	Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and 2008.	7

	Notes to Consolidated Financial Statements (unaudited)	8 - 13

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 21

Item 3	Quantitative and Qualitative Disclosures About Market Risk	21 – 22

Item 4T	Controls and Procedures	22

	Part II Other Information

Item 1	Legal Proceedings	23

Item 1A	Risk Factors	23

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3	Defaults Upon Senior Securities	23

Item 4	Submission of Matters to a Vote of Security Holders	23

Item 5	Other Information	23

Item 6	Exhibits	23

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

JMG Exploration, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
ASSETS	(unaudited)
Current
Cash and cash equivalents	$ 27,938	$ 285,259
Accounts receivable, net of allowance of $62,100 in 2009 and $69,000 in 2008	-	104,048
Prepaid expenses	-	14,552
Total current assets	27,938	403,859

Other assets	-	30,000
Loan Receivable, net of allowance of $1,850,000 in 2009 and 2008	1,150,000	1,150,000
Oil and gas properties (accounted for under the successful efforts method of accounting), net of depreciation, depletion, amortization and impairment	234,175	415,285
	$ 1,412,113	$ 1,999,144
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$ 162,739	$ 215,243
Accrued liabilities	134,460	203,938
Due to JED Oil Inc.	36,211	137,390
Total current liabilities	333,410	556,571
Asset retirement obligations	28,414	27,571
	361,824	584,142
Stockholders’ equity
Share capital
Common stock - $.001 par value; 25,000,000 shares authorized; 5,188,409 shares issued and outstanding	5,188	5,188
Preferred stock - $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Additional paid-in capital	25,307,180	25,307,180
Share purchase warrants	2,184,452	2,184,452
Accumulated deficit	(26,420,516)	(26,055,897)
Accumulated other comprehensive earnings	(26,015)	(25,921)
Total stockholders’ equity	1,050,289	1,415,002
	$ 1,412,113	$ 1,999,144

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three month period ended September 30,		For the nine month period ended September 30,
	2009	2008	2009	2008
Revenues
Gross Revenue	$ 24,000	$ 38,526	$ 72,000	$ 84,099
Less royalties and taxes	(3,300)	(7,643)	(9,900)	(15,011)
	20,700	30,883	62,100	69,088

Costs and Expenses
General and administrative	99,324	54,105	365,883	264,752
Production expenses	16,105	22,789	42,201	75,081
Depletion, depreciation, amortization and
Impairment	2,165	275,195	174,794	292,227
Accretion on asset retirement obligation	281	281	843	843
	117,875	352,370	583,721	632,903
Loss from operations	(97,175)	(321,487)	(521,621)	(563,815)

Other Income and Expense
Loss on sale of oil and gas properties	-	-	-	(42,297)
Interest income	63	801	773	50,724
Interest expense	-	(260)	(260)	(714)
Other	157,289	16,465	157,289	79,525
Provision for income taxes	(800)	-	(800)	-
	156,552	17,006	157,002	87,238
Net income (loss)	$ 59,377	$ (304,481)	$ (364,619)	$ (476,577)
Less: deemed dividend on warrant extension	-	-	-	(280,852)
Net income/(loss) applicable to common shareholders	$ 59,377	$ (304,481)	$ (364,619)	$ (757,429)
Basic and diluted weighted average shares outstanding	5,188,409	5,188,409	5,188,409	5,188,409

Net income/(loss) for the period per share, basic and diluted	$ 0.01	$ (0.06)	$ (0.07)	$ (0.15)

         The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine month period ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (364,619)	$ (476,577)
Adjustments to reconcile net loss to cash flows from operating activities:
Depletion, depreciation, amortization, accretion and impairment	175,637	293,070
Change in allowance for doubtful accounts	(6,900)	-
Loss on disposition of property and equipment	6,316	42,297
Other changes:
Decrease in other assets	30,000	1,541
Decrease in accounts receivable	110,948	85,390
Decrease (increase) in prepaid expenses	14,552	(2,093)
Decrease in accounts payable and accrued liabilities	(121,982)	(138,336)
Decrease in due to JED Oil Inc.	(101,179)	(7,005)
Cash used in operating activities	(257,227)	(201,713)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on disposition of property	-	364,986
Cash provided by investing activities		364,986
CASH FLOWS FROM FINANCING ACTIVITIES:	-	-
Effect of foreign exchange on cash and cash equivalents	(94)	23
Net increase in cash and cash equivalents	(257,321)	163,296
Cash and cash equivalents, beginning of period	285,259	163,128
Cash and cash equivalents, end of period	27,938	326,424

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ 710	$ 714
Income taxes	$ 800	$ 800
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extension of warrant expiration date – deemed dividend	-	$ 280,852

 The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Share Purchase Warrants	Accumu-lated Deficit	Accumu-lated Other Compre-hensive Loss	Total
	Shares	Amt
	#	$	$	$	$	$	$	$
Balance at December 31, 2007	5,188,409	5,188	-	24,908,138	2,184,452	(24,974,628)	(25,994)	2,097,156
Stock based compensation	-	-	-	6,829	-	-	-	6,829
Extension of warrant expiration dates to January 15, 2009	-	-	-	280,852	-	(280,852)	-	-
Extension of warrant expiration dates to January 15, 2010	-	-	-	111,361	-	(111,361)	-	-
Net loss for the year ended December 31, 2008	-	-	-	-	-	(689,056)	-	(689,056)
Foreign exchange translation	-	-	-	-	-	-	73	73
Balance at December 31, 2008	5,188,409	5,188	-	25,307,180	2,184,452	(26,055,897)	(25,921)	1,415,002
Net loss for the nine months ended September 30, 2009	-	-	-	-	-	(364,619)	-	(364,619)
Foreign exchange translation	-	-	-	-	-	-	(94)	(94)
Balance at September 30, 2009 (unaudited)	5,188,409	5,188	-	25,307,180	2,184,452	(26,420,516)	(26,015)	1,050,289

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (unaudited)

	Three month period ended September 30,	Nine month period ended September 30,
	2009	2008	2009	2008

Net income (loss) for the period	$ 59,377	$ (304,481)	$ (364,619)	$ (757,429)
Other comprehensive income (loss):
Foreign exchange translation adjustment	7	28	(94)	23
Comprehensive income (loss) for the period	$ 59,384	$ (304,453)	$ (364,713)	$ (757,406)

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

As of September 30, 2009, we had an accumulated deficit of $26,420,516 and have insufficient working capital to fund development and exploratory drilling opportunities. Following the collection of our loan receivable in May 2010, JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2011. Raising additional capital is not considered a viable strategy JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

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

At December 31, 2007, JMG engaged an independent engineering firm to evaluate 100% of our developed oil and gas reserves and prepare a report thereon. Their report was utilized in the calculations of depletion and depreciation expense. The estimation of the reserve volumes and future net revenues set out in the report is complex and subject to uncertainties and interpretations. Judgments are based upon engineering data, projected future rates of production, forecasts of commodity prices, and the timing of future expenditures. Inevitably the estimates of reserve volumes and future net revenues will vary over time as new data becomes available and estimates of future net revenues do not represent fair market value. For the year ended December 31, 2008 and for the three and nine months ended September 30, 2009, JMG adjusted the 2007 reserve information per this report based on 2008 and 2009 production, current prices for natural gas and a review of other assumptions utilized in the 2007 reserve report.

In order to evaluate the valuation of the securities held as collateral for our loan receivable, JMG  engaged a financial consultant with international expertise.

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

Asset Retirement Obligations

We have adopted ASC 410 “Asset Retirement and Environmental Obligations” from inception. The net estimated costs are discounted to present values using a credit-adjusted, risk-free rate over the estimated economic life of the properties. These costs are capitalized as part of the cost of the related asset and amortized. The associated liability is classified as a long-term liability and is adjusted when circumstances change and for the accretion of expense which is recorded as a component of depreciation and depletion.

Stock-based compensation

The Company records stock-based compensation in accordance with the fair value recognition provisions of ASC 718 “Compensation—Stock Compensation”.

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

Income (loss) per Common Share

Income (loss) per share (“EPS”) is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net income (loss) per share for the three and nine months ended September 30, 2009 and 2008 because their effect would be antidilutive. The following shares were accordingly excluded from the net income (loss) per share calculation.

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

The Company provides for income taxes in accordance with ASC 740 “Income Taxes”  (ASC 740). ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities.  Where it is more likely than not that a tax benefit will not be realized, a valuation allowance is recorded to reduce the deferred tax asset to its realizable value.

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized.  As a result of this valuation allowance, the effective tax rate for the of the nine months ended September 30, 2009 and for the year ended December 31, 2008 is zero percent.

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value. If the financial condition of JMG’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Delinquent trade accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The need for an allowance is determined through an analysis of the past-due status of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The allowance for doubtful accounts was $62,100 and $69,000 as of September 30, 2009 and December 31, 2008, respectively.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (the “Codification,” or “ASC Topic 105”).  ASC Topic 105 is the sole source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other non-grandfathered accounting literature is considered non-authoritative.  Following the adoption of the Codification, the FASB now issues Accounting Standards Updates, which the FASB will not consider as authoritative in their own right, but which will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.  The new authoritative guidance under ASC Topic 105 became effective for periods ending on or after September 15, 2009, and did not have a material impact on the Company’s consolidated financial statements.

New authoritative accounting guidance under FASB ASC Topic 805, “Business Combinations” (“ASC Topic 805”), requires the acquiring entity in a business combination to recognize and measure all assets and liabilities assumed in the transaction and any non-controlling interest in the acquiree at fair value as of the acquisition date.  ASC Topic 805 changes the way the Company accounts for acquisitions of oil and gas properties.  Such acquisitions may now be treated as business combinations, which, if applicable, will require transaction costs to be expensed as incurred, may generate gains or losses due to changes between the effective and closing dates of acquisitions, and may require possible recognition of goodwill given differences between the purchase price and fair value of assets received.  ASC Topic 805 further amends the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination.  The new authoritative guidance under ASC Topic 805 became effective for the Company on January 1, 2009, and the impact on the Company’s consolidated financial statements will largely be dependent on the size and nature of the business combinations completed.  There have not been any significant acquisitions of oil and gas properties since adoption of ASC Topic 805.

New authoritative accounting guidance under FASB ASC Topic 810, “Consolidation” (“ASC Topic 810”), established accounting and reporting standards that require noncontrolling interests to be reported as a component of equity along with any changes in the parent’s ownership interest.  The new authoritative guidance under ASC Topic 810 became effective for the Company on January 1, 2009, and did not have a material impact on the Company’s consolidated financial statements.

New authoritative accounting guidance under FASB ASC Topic 825, “Financial Instruments” (“ASC Topic 825”), requires the Company to include disclosures about the fair value of its financial instruments whenever it issues financial information for interim reporting periods and annual reporting periods, whether recognized or not recognized in the statement of financial position.  The new authoritative guidance under ASC Topic 825 became effective for the Company on April 1, 2009, and did not have a material impact on the Company’s consolidated financial statements.

New authoritative accounting guidance under FASB ASC Topic 855, Subsequent Events (“ASC Topic 855”), established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC Topic 855, as amended, requires SEC filers to evaluate subsequent events through the date on which financial statements are issued.  The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

On December 31, 2008, the SEC published final rules and interpretations updating its oil and gas reporting requirements.  Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations.  Key revisions include changes to the pricing used to estimate reserves, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves.  The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009.  The Company adopted these new rules and interpretations as of December 31, 2009.

The FASB aligned ASC Topic 932 with all of the aforementioned SEC requirements by issuing ASC Update 2010-03.  The Company has adopted the new authoritative guidance as of December 31, 2009 and for the Company’s 2009 Annual Report on Form 10-K.

 In January 2010, the FASB issued ASC Update 2010-06, “Fair Value Measurements and Disclosures” (“ASC Update 2010-06”), that requires additional disclosures about the different classes assets and liabilities measured at fair value, the valuation techniques and inputs used, the fair value measurements of the activity in Level 3 on a gross basis and the transfers between Levels 1and 2. This new authoritative guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures regarding gross activity in the Level 3 rollforward, which are effective for the Company as of January 1, 2011.  The adoption of ASC Update 2010-06 will not have a material impact on the Company’s financial statements.

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

On November 11, 2009 the parties entered into a settlement agreement. See footnote 10: “Subsequent Events”.

4.  PROPERTY AND EQUIPMENT

Depletion, depreciation, amortization and impairment expense was $(25,508) and $275,195 for the three months ended September 30, 2009 and 2008, and $147,121 and $292,227 for the nine months ended September 30, 2009 and 2008. Undeveloped land and other assets not related to petroleum and natural gas properties were excluded from the depletion calculation.

Oil and gas properties (accounted for under the successful efforts method of accounting)

	September 30, 2009	December 31, 2008
	(unaudited)
Petroleum and natural gas properties	$ 3,019,397	$ 1,993,962
Undeveloped Properties	445,645	1,477,396
Accumulated depletion, depreciation, amortization and impairment	(3,230,867)	(3,056,073)
	$ 234,175	$ 415,285

5.  RELATED PARTY TRANSACTIONS

JED Oil Inc.

On August 1, 2004 the Company entered into a technical services agreement with JED Oil Inc. (“JED”). Under the Agreement, JED provides all required personnel, office space and equipment, at standard industry rates for similar services. JED is considered an affiliate, because of its ownership interest in us and because two of our directors are directors of JED. This agreement was terminated on January 1, 2006; it was replaced by a joint services agreement, which operates to provide the above services on an as needed basis. In 2008 JED ceased providing any services under this agreement and any expenditures or amounts payable to JED were due to their role as the operator of the Pinedale natural gas wells through December 31, 2008.

JED paid on behalf of the Company a total of $0 and $17,586 for the three month period ended September 30, 2009 and 2008, respectively, for capital related expenditures and production expenses. JED paid on behalf of the Company a total of $0 and $77,492, respectively, for the nine month period ended September 30, 2009 and 2008 for capital related expenditures and production expenses.

During the three and nine month periods ended September 30, 2009 and 2008, the Company entered into the following transactions with JED:

•

JED paid on behalf of the Company a total of $0 and $17,586 for the three month period ended September 30, 2009 and 2008 for operating costs and capital related expenditures. JED incurred no expenses from drilling and other costs related to JMG properties for the three month period ended September 30, 2009 and 2008.

•

JED paid on behalf of the Company a total of $0 and $60,630 for the nine month period ended September 30, 2009 and 2008 for operating costs and capital related expenditures JED incurred no expenses from drilling and other costs related to JMG properties for the nine month period ended September 30, 2009 and 2008.

In connection with these transactions the total amount payable to JED was $36,211 at September 30, 2009.

Skeehan & Company

Joseph Skeehan, the a director  of JMG is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $14,320 and $40,837 during the three and nine month periods ended September 30, 2009, respectively. No balance is due Skeehan & Company as of September 30, 2009.

6. ASSET RETIREMENT OBLIGATION

As of September 30, 2009, the estimated present value of the Company’s asset retirement obligation was $28,414 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $281 and $843 was recorded for the three and nine month periods ending September 30, 2009, respectively.

Asset retirement obligations at December 31, 2008	$27,571
Accretion expense	843
Asset retirement obligations at September 30, 2009	$28,414

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

See footnote 10: “Subsequent Events”.

8. FAIR VALUE MEASUREMENTS

The fair value hierarchy established by ASC 820 “Fair Value Measurements and Disclosures” prioritizes the inputs used in valuation techniques into three levels as follows:

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

JMG’s loan receivable is the only financial instrument of JMG recorded at fair value as of September 30, 2009. In accordance with ASC 820, JMG has classified its loan receivable as having Level 3 characteristics as a result of the inputs used to determine its fair values. The collateral for the loan receivable is stock in a privately owned corporation headquartered in New Delhi, India and for which no quoted prices or other observable inputs as specified under Levels 1 and 2 are available. Accordingly, JMG retained a financial consultant and obtained an independent valuation analysis of Iris based on Iris financial information through September 30, 2008 and relevant industry and competitor information.

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

As a result of this analysis, JMG recorded a valuation allowance of $1,850,000 as of December 31, 2007 and reduced the book value of the Iris shares to $1,150,000. JMG management considers the assumptions utilized in the independent valuation analysis to be also relevant as of September 30, 2009 and 2008.

See footnote 10: “Subsequent Events” for settlement and collection of the loan receivable.

9. PINEDALE NATURAL GAS PROPERTY LITIGATION

On July 16, 2009, Jonah/Pinedale Partners LLC and JMG filed a Statement of Claim in the Court of Queen's Bench Of Alberta in the Judicial District Of Calgary Regarding NEO Exploration Inc. and  Ptarmigan Lands. In March 2005, JMG agreed to farm-in on the interests of the co-plaintiff, Jonah/Pinedale Partners. NEO, an Alberta, Canada corporation, through its wholly owned U.S. (Montana) partnership Ptarmigan Lands, became the operators of the Pinedale natural gas property effective January 1, 2009. To date, NEO has failed to report to JMG an accounting of Pinedale production or to remit to JMG their royalty interest in such  production. We have accrued production revenues based on historical production data but have fully reserved accounts receivable from NEO pending the outcome of the litigation.

Management believes that NEO’s failure to remit JMG’s share of the production revenue is ungrounded, that JMG will prevail in the litigation and that no further impairment of the Pinedale natural gas property is warranted.

10. SUBSEQUENT EVENTS

On January 8, 2010 JMG extended the expiration dates of all warrants, except those issued to our underwriters, to January 15, 2011. A total of 369,249 $6.00 warrants, 1,739,500 $4.25 warrants, and 1,763,802 $5.00 warrants were to expire on January 15, 2010. A deemed dividend of $638,804 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model.

On January 26, 2010 JMG cancelled 473,333 common stock options outstanding at an average exercise price of $3.00 per share and issued 455,000 new options at an exercise price of $0.22 per share and which expire in five years. With respect to the issuance of the new stock options, JMG incurred stock based compensation expense of $73,673 for the quarter.

On November 11, 2009 JMG entered into a Settlement Agreement between Newco and Iris. The Settlement Agreement provided that all rights, claims and demands of all parties are settled in full upon JMG’s surrender of 1,427,665 shares of Iris held as collateral for the loan and JMG’s receipt of $1,900,000. Payment to JMG and the transfer of the shares was received in May 2010. JMG reduced its valuation allowance by $750,000 in the 4th quarter 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of financial results as provided by the management of JMG Exploration, Inc. (“JMG”) should be read in conjunction with the unaudited consolidated financial statements and notes for the three and nine month periods ended September 30, 2009, the audited financial statements and accompanying notes for the years ended December 31, 2008 and 2007 and the management’s discussion and analysis for the years ended December 31, 2008 and 2007.

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

As of September 30, 2009, we had an accumulated deficit of $26,420,516 and have insufficient working capital to fund development and exploratory drilling opportunities. Following the collection of our loan receivable in May 2010, JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2011. Raising additional capital is not considered a viable strategy JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

Results of operations

Revenue. Our revenue is dependent upon success in finding and developing oil and natural gas reserves. Our ownership interest in the production from these properties is measured in BOE per day, a term that encompasses both oil and natural gas production. Revenues were $20,700 and $30,833 for the three months ended September 30, 2009 and 2008, and $62,100 and $69,088 for the nine months ended September 30, 2009 and 2008, respectively. Revenues for the nine months ended September 30, 2008 had one month of oil revenues from property sold January 31, 2008. All other revenues are from the Pinedale natural gas operations.

On July 16, 2009, Jonah/Pinedale Partners LLC and JMG filed a Statement of Claim in the Court of Queen's Bench Of Alberta in the Judicial District Of Calgary Regarding NEO Exploration Inc. and  Ptarmigan Lands. In March 2005, JMG agreed to farm-in on the interests of the co-plaintiff, Jonah/Pinedale Partners. NEO, an Alberta, Canada corporation, through its wholly owned U.S. (Montana) partnership Ptarmigan Lands, became the operators of the Pinedale natural gas property effective January 1, 2009. To date, NEO has failed to report to JMG an accounting of Pinedale production or to remit to JMG their royalty interest in such  production. We have accrued production revenues based on historical production data but have fully reserved accounts receivable from NEO pending the outcome of the litigation. Management believes that NEO’s failure to remit JMG’s share of the production revenue is ungrounded, that JMG will prevail in the litigation and that no further impairment of the Pinedale natural gas property is warranted.

We may use derivative financial instruments when we deem them appropriate to hedge exposure to changes in the price of crude oil, fluctuations in interest rates and foreign currency exchange rates. JMG currently does not have any financial derivative contracts or fixed price contracts in place.

General and administrative expense. General and administrative expense relates to compensation and overhead for executive officers and fees for general operational and administrative services. We have contracted out all field personnel and equipment necessary for development activities, and for related administrative functions. General and administrative expense was $99,324 and $54,105 for the three months ended September 30, 2009 and 2008, and $365,883 and $264,752 for the nine months ended September 30, 2009 and 2008, respectively. Expenses consist principally of salaries, consulting fees and office costs. The increase in general and administrative expense from the corresponding periods in the previous year was principally due to increased audit and legal fees.

Production expense. Production costs include operating costs associated with field activities and geophysical and geological expense. Under the successful-efforts method, costs such as geological and geophysical, exploratory dry holes and delay rentals are expensed as incurred. Production expenses were $16,105 and $22,789 for the three months ended September 30, 2009 and 2008, and $42,201 and $75,081 for the nine months ended September 30, 2009 and 2008, respectively. The decrease in production expense for the three and nine months ended September 30, 2009 from the corresponding periods in the previous year was principally due to the sale of oil and gas assets in North Dakota on January 31, 2008.

Depletion, depreciation, amortization and impairment expense.  Depletion, depreciation, amortization and impairment expense were $2,165 and $275,195 for the three months ended September 30, 2009 and 2008, and $174,794 and $292,228 for the nine months ended September 30, 2009 and 2008, respectively. An impairment reserve against developed property of $208,983 was accrued during the quarter ended September 30, 200 and an impairment reserve against undeveloped property of $169,000 was recorded during the quarter ended March 31, 2009.

Accretion expense. As of September 30, 2009, the estimated present value of the Company’s asset retirement obligation was $28,414 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion expense of $281 and $843 was recorded for the three and nine month periods ending September 30, 2009. Accretion expense of $281 and $843 was recorded for the three and nine month periods ending September 30, 2008.

Loss on sale of oil and gas properties. On January 31, 2008, JMG sold its interest in the Fellows project for $364,987, resulting in a loss of $42,297.

Interest income. Interest income was $63 and $801 for the three month period ending September 30, 2009 and 2008, and $773 and $50,724 for the nine month period ending September 30, 2009 and 2008, respectively. Interest income decreased due to no longer accruing interest or fees on the loan receivable.

Interest expense. Interest expense was $0 and $260 for the three month period ending September 30, 2009 and 2008, and was $260 and $714 for the nine month period ending September 30, 2009 and 2008, respectively. The decrease is due to changes in the amount of insurance premiums being financed.

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

The Company provides for income taxes in accordance with ASC 740 “Income Taxes”  (ASC 740). ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities.  Where it is more likely than not that a tax benefit will not be realized, a valuation allowance is recorded to reduce the deferred tax asset to its realizable value.

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized.  As a result of this valuation allowance, the effective tax rate for the nine months ended September 30, 2009 and for the year ended December 31, 2008 is zero percent.

Liquidity and capital resources

At September 30, 2009, we had $27,938 in cash and cash equivalents. Since our incorporation, we have financed our operating cash flow needs through private and public offerings of equity securities. JMG has the following warrants outstanding as of September 30, 2009:

	Number of warrants	Exercise price	Maximum proceeds	Expiration Date
Warrants issued in private placement	369,249	$6.00	2,215,494	01/15/2010
Warrants issued upon conversion of preferred stock	1,739,500	$4.25	7,392,875	01/15/2010
Warrants issued our initial public offering	1,763,802	$5.00	8,819,010	01/15/2010
Warrants issued to our underwriters	190,000	$7.00	1,330,000	08/03/2010
Total	4,062,551	various	19,757,379	various

On January 8, 2010 the Company extended the expiration dates of its outstanding warrants to January 15, 2011. A total of 369,249 $6.00 warrants, 1,739,500 $4.25 warrants, and 1,763,802 $5.00 warrants were to expire on January 15, 2010. A deemed dividend of $638,804 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model.

As of September 30, 2009, we had an accumulated deficit of $26,420,516 and have insufficient working capital to fund development and exploratory drilling opportunities. Following the collection of our loan receivable in May 2010, JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2011. Raising additional capital is not considered a viable strategy JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

Cash flow used in operations. Cash utilized by operating activities was $(257,227) and $(201,713) for the nine months ended September 30, 2009 and 2008, respectively.

The use of cash for the nine months ended September 30, 2009 was principally attributable to a net loss of $364,619 adjusted by a decrease in accounts payable and accrued liabilities of $121,982 and a decrease in amounts due to JED Oil of $101,179. These cash requirements were offset by a decrease in accounts receivable of $110,948, a decrease in other assets of $30,000, a decrease in prepaid expenses of $14,552 and loss on disposition of property and equipment of $6,316 which did not collectively utilize cash.

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

Cash flow used in investing activities. Cash provided by investing activities was $0 and $364,986 for the nine months ended September 30, 2009 and 2008, respectively.

Cash provided by investing activities for the nine months ended September 30, 2008 was principally attributable to proceeds of $364,987 from the sale of oil and gas property and increase in other assets of $1,541.

Cash flow used in financing activities. No cash was provided or utilized by financing activities for the nine months ended September 30, 2009 and 2008.

Changes in critical accounting estimates

Stock-based compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of ASC 718 “Compensation—Stock Compensation”, using the modified-prospective-transition method.  Under that transition method, compensation cost recognized effective January 1, 2007 includes:  (a) compensation cost for share-based options granted to employees and directors prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-

date fair value estimated in accordance with the provisions of  ASC 718. Results for prior periods have not been restated.

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

Contractual obligations and commitments

None.

Related Party Transactions

JED Oil, Inc. On August 1, 2004 the Company entered into a technical services agreement with JED Oil Inc. (“JED”). Under the Agreement, JED provides all required personnel, office space and equipment, at standard industry rates for similar services. JED is considered an affiliate, because of its ownership interest in us and because two of our directors are directors of JED. This agreement was terminated on January 1, 2006; it was replaced by a joint services agreement, which operates to provide the above services on an as needed basis. In 2008 JED ceased providing any services under this agreement and any expenditures or amounts payable to JED were due to their role as the operator of the Pinedale natural gas wells through December 31, 2008.

JED paid on behalf of the Company a total of $0 and $17,586 for the three month period ended September 30, 2009 and 2008, respectively, for capital related expenditures and production expenses. JED paid on behalf of the Company a total of $0 and $77,492, respectively, for the nine month period ended September 30, 2009 and 2008 for capital related expenditures and production expenses.

During the three and nine month periods ended September 30, 2009 and 2008, the Company entered into the following transactions with JED:

•

JED paid on behalf of the Company a total of $0 and $17,586 for the three month period ended September 30, 2009 and 2008 for operating costs and capital related expenditures. JED incurred no expenses from drilling and other costs related to JMG properties for the three month period ended September 30, 2009 and 2008.

•

JED paid on behalf of the Company a total of $0 and $60,630 for the nine month period ended September 30, 2009 and 2008 for operating costs and capital related expenditures JED incurred no expenses from drilling and other costs related to JMG properties for the nine month period ended September 30, 2009 and 2008.

In connection with these transactions the total amount payable to JED was $36,211 at September 30, 2009.

Skeehan & Company. Joseph Skeehan, a director of JMG is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $14,320 and $40,837 during the three and nine month periods ended September 30, 2009, respectively. No balance is due Skeehan & Company as of September 30, 2009.

Outlook and Proposed Transactions

As of September 30, 2009, we had an accumulated deficit of $26,420,516 and have insufficient working capital to fund development and exploratory drilling opportunities. Following the collection of our loan receivable in May 2010, JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2011. Raising additional capital is not considered a viable strategy JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

Subsequent Events

On January 8, 2010 JMG extended the expiration dates of all warrants, except those issued to our underwriters, to January 15, 2011. A total of 369,249 $6.00 warrants, 1,739,500 $4.25 warrants, and 1,763,802 $5.00 warrants were to expire on January 15, 2010. A deemed dividend of $638,804 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model.

On January 26, 2010 JMG cancelled 473,333 common stock options outstanding at an average exercise price of $3.00 per share and issued 455,000 new options at an exercise price of $0.22 per share and which expire in five years. With respect to the issuance of the new stock options, JMG incurred stock based compensation expense of $73,673 for the quarter.

On November 11, 2009 JMG entered into a Settlement Agreement between Newco and Iris. The Settlement Agreement provided that all rights, claims and demands of all parties are settled in full upon JMG’s surrender of 1,427,665 shares of Iris held as collateral for the loan and JMG’s receipt of $1,900,000. Payment to JMG and the transfer of the shares was received in May 2010. JMG reduced its valuation allowance by $750,000 in the 4th quarter 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to all of the normal market risks inherent within the oil and natural gas industry, including commodity price risk, foreign-currency rate risk, interest rate risk and credit risk. We plan to manage our operations in a manner intended to minimize our exposure to such market risks.

Credit Risk. Credit risk is the risk of loss resulting from non-performance of contractual obligations by a customer or joint venture partner. Our accounts receivable are from the operator of our Pinedale natural gas interest and is subject to normal industry credit risk. Our loan receivable is due to an advance related to a now terminated merger agreement. We have foreclosed on the loan and are in the process of having the collateral for the loan, the securities of Iris Computers Ltd., transferred to the name of JMG. We retained a financial consultant with international expertise to evaluate the valuation of the securities held as collateral for our loan receivable and recorded a recorded a valuation allowance of $1,850,000 as of December 31, 2007. The transfer of the collateral to JMG is currently disputed by Iris and any settlement may impair JMG’s security position further. JMG may receive an illiquid minority stock position in a privately held Indian company which could further deteriorate over time due to the state of the Indian economy and the financial position and results of operations of Iris. In May 2010 JMG received $1.9 million in payment in full of the loan pursuant to a November 2009 settlement agreement and reduced its valuation allowance by $750,000 in the 4th quarter 2009.

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

Interest Rate Risk. Interest rate risk will exist principally with respect to any future indebtedness that bears interest at floating rates. At September 30, 2009, we had no long-term indebtedness and do not contemplate utilizing indebtedness as a means of financing operations.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive and Financial Officer concluded as of September 30, 2009 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

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

Material Weaknesses and Related Remediation Initiatives

Set forth below is a summary of the various significant deficiencies which caused management to conclude that we had the material weaknesses identified above.  Through the efforts of management, external consultants and our Audit Committee, we have developed a specific action plan to remediate the material weaknesses.  We expect that all control deficiencies and material weaknesses will be remediated by December 31, 2009.

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

Remediation of Internal Control Deficiencies and Expenditures

 The above material weaknesses did not result in adjustments to our consolidated financial statements for the nine months ended September 30, 2009. It is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

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

 Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of September 30, 2009, however, the changes will not be implemented until December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There was no change in JMG’s internal control over financial reporting during the nine months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, JMG’s internal control over financial reporting.

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

None

Item 6. Exhibits

(a)

Exhibits required by Item 601 of Regulation S-K are as follows:

Exhibit 31.1 – Certification of Chief Executive and Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 32.1 – Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JMG Exploration, Inc

Date: July 23, 2010	/s/ Justin Yorke
Justin Yorke
Chief Executive Officer, Chief Financial Officer, and President