Form 10-K
period 2009-12-31
JMG Exploration, Inc.
filed 2010-07-23
CIK 1299967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Non-accelerated filer ☐(Do not check if a smaller reporting company)    Smaller reporting company ☑

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

5

Risk Factors

8

Legal Proceedings

10

Submission of Matters to a Vote of Security Holders

10

Market For Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

11

Management’s Discussion and Analysis of Financial Conditions and Results of Operations

12

Quantitative and Qualitative Disclosures About Market Risk

19

Financial Statements and Supplementary Data

20

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

20

Controls And Procedures

21

Other Information

23

Directors and Executive Officers of the Registrant

24

Executive Compensation

27

Security Ownership of Certain Beneficial Owners and Management  and Related Stockholder Matters

30

Certain Relationships and Related Transactions

32

Principle Accountant Fees and Services

32

Exhibits and Financial Statement Schedules

33

Signatures

35

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

As of December 31, 2009, JMG has an accumulated deficit of $25,894,482 and has insufficient working capital to fund development and exploratory drilling opportunities. Following the collection of our loan receivable in May 2010, JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2011. Raising additional capital is not considered a viable strategy JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

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

On November 11, 2009 JMG entered into a Settlement Agreement between Newco, and Iris. The Settlement Agreement provided that all rights, claims and demands of all parties are settled in full upon JMG’s surrender of 1,427,665 shares of Iris held as collateral for the loan and JMG’s receipt of $1,900,000. Payment to JMG and the transfer of the shares occurred in May 2010. JMG reduced its valuation allowance by $750,000 in the 4th quarter 2009.

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

Business Relationships with JED Oil Inc.

JMG had a Joint Services Agreement with JED Oil Inc. (“JED”). Under the Agreement, JED provided all required personnel, office space and equipment, at standard industry rates for similar services. The Joint Services Agreement was terminated upon Jed’s reorganization in November 2009. Total expenses incurred under this agreement during the years ended December 31, 2009 and 2008 were $0 and $92,979, respectively. Amounts payable to JED or its successor Steen River Oil & Gas Ltd. as of December 31, 2009 and 2008 were $36,211 and $137,391, respectively.

Interpersonal Relationships with JED

The following officers and directors were affiliated with JED up to its reorganization on November 20, 2009 when it was also renamed Steen River Oil & Gas Ltd.:

•

Thomas J. Jacobsen is a director of JMG and was Chief Executive Officer and a director of JED.

•

Justin W. Yorke is a director of JMG and was Chairman of the JED board of directors.

Oil and natural gas development and exploration.

JMG is no longer engaged in development and exploratory drilling opportunities. JMG seeks to maintain the value of its existing natural gas property in Pinedale, collect its note receivable from Newco Group Limited and continue to explore a possible sale or merger with another party.

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

Employees

As of December 31, 2009, JMG has one employee as its senior officer: our President, Chief Executive Officer and Chief Financial Officer. Unions do not represent our employee.

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

Properties

Pinedale Anticline

JMG has a joint venture on one section of land with a 77.5% working interest on the Pinedale anticline in the Jonah field of the Green River Basin in west central Wyoming. The drilling target was the Lower Cretaceous Lance sandstone at approximately the 15,000 foot vertical drill depth level and two wells were drilled in 2006. The tight gas in the Lance Formation typically demonstrates poor reservoir connectivity to offsetting wells thereby necessitating down spacing to 40 acres with large multiple fracture stimulations. Extensive gas gathering infrastructure is present in the immediate area.

On July 16, 2009 , Jonah/Pinedale Partners LLC and JMG filed a Statement of Claim in the Court of Queen's Bench Of Alberta in the Judicial District Of Calgary Regarding NEO Exploration Inc. and  Ptarmigan Lands. In March 2005, JMG agreed to farm-in on the interests of the co-plaintiff, Jonah/Pinedale Partners. NEO, an Alberta, Canada corporation, through its wholly owned U.S. (Montana) partnership Ptarmigan Lands, became the operators of the Pinedale natural gas property effective January 1, 2009. To date, NEO has failed to report to JMG an accounting of Pinedale production or to remit to JMG their royalty interest in such  production.

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

Recent SEC Rule-Making Activity

In December 2008, the SEC announced that it had approved revisions designed to modernize the oil and gas company reserves reporting requirements. The most significant amendments to the requirements included the following:

•

Commodity Prices: Economic producibility of reserves and discounted cash flows are now based on a 12-month average commodity price unless contractual arrangements designate the price to be used.

•

Disclosure of Unproved Reserves: Probable and possible reserves may be disclosed separately on a voluntary basis.

•

Proved Undeveloped Reserve Guidelines: Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered and they are scheduled to be drilled within the next five years, unless the specific circumstances justify a longer time.

•

Reserves Estimation Using New Technologies: Reserves may be estimated through the use of reliable technology in addition to flow tests and production history.

•

Reserves Personnel and Estimation Process: Additional disclosure is required regarding the qualifications of the chief technical person who oversees the reserves estimation process. We are also required to provide a general discussion of our internal controls used to assure the objectivity of the reserves estimate.

•

Non-Traditional Resources: The definition of oil and gas producing activities has expanded and focuses on the marketable product rather than the method of extraction.

We adopted the rules effective December 31, 2009.

Effect of Adoption

Application of the new reserve rules resulted in the use of lower prices at December 31, 2009 for gas reserves than would have resulted under the previous rules. Use of new 12-month average pricing rules at December 31, 2009 resulted in a net present value (discounted at 10%) of $141,876. Use of the old year-end prices rules would have resulted in net present value (discounted at 10%) of $226,077. Therefore, the total impact of the new price methodology rules resulted in a decrease in net present valuation of $84,201, but had no impact on depletion costs or impairment reserves.

Proved Undeveloped Reserves (PUD’s)

As of December 31, 2009, we had no proved undeveloped reserves.

Reserve Estimation

The reserve quantity and future net cash flow information as of and for the year ending December 31, 2009 was based on a reserve report prepared by CG Engineering Ltd. for the year ending December 31, 2007, as adjusted for 2008 and 2009 production. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

Proved gas reserves are the estimated quantities of natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. All of the Company’s proved reserves are located in the Continental United States.

As of December 31, 2009 and 2008, the Company’s gas reserves were all proved developed. Presented below is a summary of the changes in estimated  gas reserves of the Company for the year ended December 31, 2009:

	Year Ended December 31, 2009
	Oil or Condensate	Gas
	(Bbl)	(Mcf)
Beginning of year	2,400	129,800
Revisions of previous estimates	-	-
Sale of reserves	-	-
Production	(400)	(18,892)
	2,000	110,908

The following tables detail the net reserves of the Company as of December 31, 2009 using average prices and costs, and the aggregate net present value of future net revenue attributable to the reserves estimated using average prices and costs, calculated using a discount rate of 10%.

Reserves Category	Light Crude Oil Net (bbl)	Natural Gas (mcf)
Proved :
Developed Producing	2,000	110,908
Developed Non-Producing	-	-
Total Proved	2,000	110,908

Net Present Values of Future Net Revenues
Constant Prices and Costs

Reserves Category - Before Income Taxes Discounted at 10% a year	Light Crude Oil Net (bbl)	Natural Gas (mcf)
Proved:
Developed Producing	$141,876	$ -
Developed Non-Producing	-	-
Total Proved	$141,876	$ -

The following table summarizes the Corporation’s interests in oil and gas wells as of December 31, 2009:

Producing and Non-producing Wells

Wyoming
	Gross	Net
Oil Wells:
Producing	-	-
Non-Producing	-	-
Gas Wells:
Producing	2	0.5
Non-Producing	-	-

Capital Expenditures

There were no capital expenditures for the years ended December 31, 2009 and 2008.

Risk Factors

Risks related to our company and the oil and natural gas industry

Potential conflicts of interest in our past relationship with JED may have resulted in business decisions that were less favorable than we might have obtained from third parties.

The following officers and directors were affiliated with JED up to its reorganization on November 20, 2009 when it was also renamed Steen River Oil & Gas Ltd.:

•

Thomas J. Jacobsen is a director of JMG and was Chief Executive Officer and a director of JED.

•

Justin W. Yorke is President, Chief Executive and Financial Officer, and a director of JMG and was Chairman of the JED board of directors.

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

Legal Proceedings

On July 16, 2009 , Jonah/Pinedale Partners LLC and JMG filed a Statement of Claim in the Court of Queen's Bench Of Alberta in the Judicial District Of Calgary Regarding NEO Exploration Inc. and  Ptarmigan Lands. In March 2005, JMG agreed to farm-in on the interests of the co-plaintiff, Jonah/Pinedale Partners. NEO, an Alberta, Canada corporation, through its wholly owned U.S. (Montana) partnership Ptarmigan Lands, became the operators of the Pinedale natural gas property effective January 1, 2009. To date, NEO has failed to report to JMG an accounting of Pinedale production or to remit to JMG their royalty interest in such  production.

Other than the above, there are no material outstanding or threatened legal claims by or against us.

Submission of Matters to a Vote of Security Holders

None.

Unresolved Staff Comments

As of the date of this filing, we have no unresolved comments from the staff of the SEC.

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

	High	Low
OTC Pink Sheets

Year ended December 31, 2009:
Quarter ended December 31, 2009	0.36	0.15
Quarter ended September 30, 2009	0.37	0.11
Quarter ended June 30, 2009	0.25	0.09
Quarter ended March 31, 2009	0.40	0.15
Year ended December 31, 2008:
Quarter ended December 31, 2008	0.40	0.11
Quarter ended September 30, 2008	0.55	0.30
Quarter ended June 30, 2008	0.75	0.25
Period ended March 28 - 31, 2008	0.55	0.50

Arca Exchange
Year ended December 31, 2008:
Period ended March 27, 2008	1.38	0.50

As of December 31, 2009 , there were 34 holders of record of the Common Stock and 5,188,409 shares of the Common Stock outstanding. The number of holders of record is calculated excluding individual participants in securities positions listings. The closing price of our shares on June 1, 2010, was $0.31.

We have never paid cash dividends on the Common Stock and do not intend to pay cash dividends on the Common Stock in the foreseeable future. Our board of directors intends to retain any earnings to provide funds for the operation and expansion of our business.

Recent Sales of Unregistered Securities

None.

Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following Management’s Discussion and Analysis of financial results as provided by the management of JMG Exploration, Inc. (“JMG”) should be read in conjunction with the audited consolidated financial statements and notes for the years ended December 31, 2009 and 2008. This commentary is based upon information available to July 20, 2010.

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

As of December 31, 2009, JMG has an accumulated deficit of $25,894,482. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. Raising additional capital is not considered a viable strategy and  JMG is exploring a possible sale or merger with another party.

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

On November 11, 2009 JMG entered into a Settlement Agreement between Newco and Iris. The Settlement Agreement provided that all rights, claims and demands of all parties are settled in full upon JMG’s surrender of 1,427,665 shares of Iris held as collateral for the loan and JMG’s receipt of $1,900,000. Payment to JMG and the transfer of the shares occurred in May 2010. JMG reduced its valuation allowance by $750,000 in the 4th quarter 2009.

Results of operations

Revenue. Our revenue is dependent upon success in finding and developing oil and natural gas reserves. Our ownership interest in the production from these properties is measured in BOE per day, a term that encompasses both oil and natural gas production. Revenues were $82,800 and $81,507 for the years ended December 31, 2009 and 2008.

 Critical to our revenue stream is the market price for natural gas. Commodity benchmark prices for natural gas are as follows:

December 31,	2009	2008
Natural gas (CIF) price per mcf	$4.440	$4.605

On July 16, 2009 , Jonah/Pinedale Partners LLC and JMG filed a Statement of Claim in the Court of Queen's Bench Of Alberta in the Judicial District Of Calgary Regarding NEO Exploration Inc. and  Ptarmigan Lands. In March 2005, JMG agreed to farm-in on the interests of the co-plaintiff, Jonah/Pinedale Partners. NEO, an Alberta, Canada corporation, through its wholly owned U.S. (Montana) partnership Ptarmigan Lands, became the operators of the Pinedale natural gas property effective January 1, 2009. To date, NEO has failed to report to JMG an accounting of Pinedale production or to remit to JMG their royalty interest in such  production. We have accrued production revenues based on historical production data but have fully reserved accounts receivable from NEO pending the outcome of the litigation. Management believes that NEO’s failure to remit JMG’s share of the production revenue is ungrounded, that JMG will prevail in the litigation and that no further impairment of the Pinedale natural gas property is warranted.

We may use derivative financial instruments when we deem them appropriate to hedge exposure to changes in the price of natural gas, fluctuations in interest rates and foreign currency exchange rates. JMG currently does not have any financial derivative contracts or fixed price contracts in place.

General and administrative expense. General and administrative expense relates to compensation and overhead for executive officers and fees for general operational and administrative services. We have contracted out all field personnel and equipment necessary for exploration activities, and for related administrative functions. For the years ending December 31, 2009 and 2008, general and administrative expenses were $(322,012) and $364,550, respectively. Expenses consist principally of salaries, consulting fees and office costs which normally fluctuate according to development activity. The credit balance in 2009 is principally due to the Settlement Agreement between Newco Group Ltd. and Iris Computers Ltd., whereby JMG reduced its valuation allowance by $750,000 in the 4th quarter 2009.

The Company has a stock option plan under which employees; directors and consultants are eligible to receive grants. Effective January 1, 2006, the Company adopted the fair value recognition provisions of ASC 718, Share-Based Payment, using the modified-prospective-transition method.  Under that transition method, compensation cost recognized effective January 1, 2006 includes:  (a) compensation cost for share-based options granted to employees and directors prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of  Statement 123(R).  Results for prior periods have not been restated.

Stock-based compensation expense for the years ended December 31, 2009 and 2008 was $0 and $6,829. The decrease in stock-based compensation expense for 2009 was due to the final amortization of prior year options issuance in 2008 and no issuance of stock options in 2009.

Production expense. Production costs include operating costs associated with field activities and geophysical and geological expense. Under the successful-efforts method, costs such as geological and geophysical, exploratory dry holes and delay rentals are expensed as incurred. Production expenses for the years ended December 31, 2009 and 2008 were $58,306 and $99,777.

Depletion, depreciation, amortization and impairment. Depletion, depreciation, amortization and impairment expense for the years ended December 31, 2009 and 2008 was $318,321and $392,744. An impairment charge against developed property of $208,983 was recorded during the quarter ended September 30, 2008 and an impairment charge against undeveloped property of $169,000 was recorded during the quarter ended March 31, 2009 and of $169,000 was recorded during the quarter ended December 31, 2009.

Accretion expense. As at December 31, 2009, the estimated present value of the Company’s asset retirement obligation was $28,695 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $1,124 and $1,124 was recorded for the years ended December 31, 2009 and 2008.

Gain (loss) on sale of oil and gas properties. In January 2008, the company sold its interest in the Fellows project for $364,987 due to the project no longer being a strategic asset for JMG. As a result of the sale, JMG incurred a loss of $42,297.

Interest expense. Interest expense for the years ended December 31, 2009 and 2008 was $260 and $974.

Interest income. Interest for the years ending December 31, 2009 and 2008 was $798 and $51,378. Interest income is from temporary investment of operating cash. The decrease in 2009 is due to lower cash balances.

Other income. Other income principally represents accounts payable and accrued expenses from 2007 that were determined to no longer represent liabilities.

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

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized.  As a result of this valuation allowance, the effective tax rate for the years ended December 31, 2009 and 2008 is zero percent.

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

On December 17, 2008 the Company extended the expiration dates of its outstanding warrants to January 15, 2010. A total of 369,249 $6.00 warrants, 1,739,500 $4.25 warrants, and 1,763,802 $5.00 warrants were to expire on January 15, 2009. A deemed dividend of $111,361 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model. No warrants were extended in 2009.

Liquidity and capital resources

Cash flows and capital expenditures

At December 31, 2009, we had $22,813 in cash and cash equivalents. Since our incorporation, we have financed our operating cash flow needs through private and public offerings of equity securities.  As of December 31, 2009, JMG has an accumulated deficit of $25,894,482 and has insufficient working capital to fund development and exploratory drilling opportunities. Following the collection of our loan receivable in May 2010, JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2011. Raising additional capital is not considered a viable strategy JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

JMG has the following warrants outstanding as of December 31, 2009:

Warrant summary as of December 31, 2009	Number of warrants outstanding	Exercise price	Maximum proceeds	Expiration Date
Warrants issued in the preferred stock private placement	369,249	$6.00	2,215,494	01/15/2010
Warrants issued upon conversion of preferred stock	1,739,500	$4.25	7,392,875	01/15/2010
Warrants issued our initial public offering	1,763,802	$5.00	8,819,010	01/15/2010
Warrants issued to our underwriters	190,000	$7.00	1,330,000	08/03/2010
Total	4,062,551	various	17,757,379	various

On January 8, 2010 the Company extended the expiration dates of all warrants, except those issued to our underwriters, to January 15, 2011. A total of 369,249 $6.00 warrants, 1,739,500 $4.25 warrants, and 1,763,802 $5.00 warrants were to expire on January 15, 2010. A deemed dividend of $638,804 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model.

Cash flow used in operations.

Cash utilized by operating activities was $(262,352) for the year ended December 31, 2009. The use of cash was principally attributable to the net income for the year of $161,415, decreased by a $750,000 reduction in the bad debt reserve on our note receivable and increased by a decrease in accounts payable and accrued liabilities of $74,622 and due to JED Oil Inc of $101,179 which did not utilize cash. The reductions in cash flow were offset by items that did not use cash: a decrease in accounts receivable of $90,248, a decrease in prepaid expenses of $14,552, a loss on disposition of property and equipment of $6,316, a decrease in other assets of $30,000 and depletion, depreciation, impairment and accretion expense of $347,118.

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

Cash flow provided in investing activities.

Cash provided in investing activities for the year ended December 31, 2008 was $364,986 and was attributable to proceeds received on disposition of property of $364,986.

Cash flow used in (provided by) financing activities.

There was no cash flow used in (provided by) financing activities for the years ended December 31, 2009 and 2008.

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

JMG engaged an independent engineering firm to evaluate 100% of our oil and gas reserves as of and for the year ended December 31, 2007 and prepare a report thereon. Their report was utilized in the calculations of depletion, depreciation and impairment expense for the year ended December 31, 2007. For the year ended December 31, 2009 and 2008, JMG adjusted the 2007 reserve information per this report based on 2009 and 2008 production, current prices for natural gas and a review of other assumptions utilized in the 2007 reserve report. JMG’s only reserves as of December 31, 2009 consists of the Pinedale Anticline natural gas reserves. There has been no significant change in the Pinedale Anticline operations since its evaluation in 2007. There have been no additions or deletions in drilling operations and operating costs have not changed significantly. The estimation of the reserve volumes and future net revenues set out in the report is complex and subject to uncertainties and interpretations. Judgments are based upon engineering data, projected future rates of production, current and forecast commodity prices, and the timing of future expenditures. Inevitably the estimates of reserve volumes and future net revenues will vary over time as new data becomes available and estimates of future net revenues do not represent fair market value.

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

Asset Retirement Obligations

We have adopted ASC 410 “ Asset Retirement and Environmental Obligations” from inception. The net estimated costs are discounted to present values using a credit-adjusted, risk-free rate over the estimated economic life of the properties. These costs are capitalized as part of the cost of the related asset and amortized. The associated liability is classified as a long-term liability and is adjusted when circumstances change and for the accretion of expense which is recorded as a component of depreciation and depletion.

Stock-based compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of ASC 718 “ Compensation—Stock Compensation”, using the modified-prospective-transition method.  Under that transition method, compensation cost recognized effective January 1, 2006 includes:  (a) compensation cost for share-based options granted to employees and directors prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of ASC 718, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of  ASC 718.  Results for prior periods have not been restated.

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

None.

Related Party Transactions

JMG had a Joint Services Agreement with JED Oil Inc. (“JED”). Under the Agreement, JED provided all required personnel, office space and equipment, at standard industry rates for similar services. The Joint Services Agreement was terminated upon Jed’s reorganization in November 2009. Payments to JED under this agreement were as follows:

•

JED paid on behalf of the Company a total of $0 and $92,979 for the years ended December 31, 2009 and 2008 for general and administrative services and capital related expenditures.

•

 As of December 31, 2009, $36,211 (2008 - $137,390) was due and payable.

Joseph Skeehan, the Chief Executive Officer, President and a director of JMG is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $38,049 and $71,748 respectively for the years ended December 31, 2009 and 2008.

Outlook

As of December 31, 2009, we had an accumulated deficit of $25,894,482 and insufficient working capital to fund development and exploratory drilling opportunities. Following the collection of our loan receivable in May 2010, JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2011. Raising additional capital is not considered a viable strategy JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

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

Interest Rate Risk. Interest rate risk will exist principally with respect to any future indebtedness that bears interest at floating rates. At December 31, 2009, we had no long-term indebtedness and do not contemplate utilizing indebtedness as a means of financing operations.

Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

JMG Exploration Inc.
Financial Statements

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Controls And Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, the Company carried out an assessment under the supervision and with the participation of our Chief Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(1) and I 5d-15(1)). Our Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31,2009.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company maintains internal controls over financial reporting to include those policies and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's ("SEC's") rules and forms, and that such information is accumulated and communicated to the Company's management, including its Principal Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the internal controls over financial reporting, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of management, including the Company's Principal Executive and Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our Chief Executive and Financial Officer concluded as of December 31, 2009 that our internal controls over financial reporting were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Our Chief Executive and Financial Officer concluded that as of December 31, 2009 the following material weaknesses existed:

(1)

We did not maintain a sufficient level of resources within our accounting department, and

(2)

We did not effectively implement comprehensive entity-level internal controls.

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. FUl1her. the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

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

Material Weaknesses and Related Remediation Initiatives

Set forth below is a summary of the various significant deficiencies which caused management to conclude that we had the material weaknesses identified above.  Through the efforts of management, external consultants and our Audit Committee, we have developed a specific action plan to remediate the material weaknesses. We expect to implement these various action plans during 2010.  If we are able to complete these action in a timely manner, we anticipate that all control deficiencies and material weaknesses will be remediated by December 31, 2010.

 We did not effectively implement comprehensive entity-level internal controls and did not maintain a sufficient level of resources within our accounting department, as discussed below:

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

Remediation of Internal Control Deficiencies and Expenditures

It is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period. We are developing specific action plans for each of the above material weaknesses. In addition, our audit committee has authorized the hiring of additional temporary staff and/or the use of financial consultants, as necessary, to ensure that we have the depth and experience to remediate the above listed material weaknesses. We are uncertain at this time of the costs to remediate all of the above listed material weaknesses, however, we anticipate the cost to be in the range of $20,000 to $300,000, most of which costs we expect to incur ratably during the year. We cannot guarantee that the actual costs to remediate these deficiencies will not exceed this amount.

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of December 31,2009. Because the remedial actions may require hiring of additional personnel, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our Commission reporting obligations.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Other Information

None.

PART III

Directors, Executive Officers and Corporate Governance

Our directors and executive officers are:

Name	Age	Positions
Joseph W. Skeehan	55	Chairman and Director
Thomas J. Jacobsen	77	Director
Reuben Sandler, Ph.D.	73	Director
Justin W. Yorke	43	Chief Executive Officer, Chief Financial Officer, President, and Director

Joseph W. Skeehan. Mr. Skeehan has served as a director since August 2004, as Chairman since December 15, 2009, as Chief Executive Officer and President from July 1, 2006 to December 15, 2009, and as our Chief Financial Officer from September 7, 2007 to December 15, 2009. He has been the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. He has been a Certified Public Accountant since 1978 and received a Bachelor of Science degree from California Polytechnic State University, San Luis Obispo in 1976.

Thomas J. Jacobsen. Mr. Jacobsen has been a Director since August 2004. He also served as Chairman from August 2004 to September 2005. He became the Chief Executive Officer and Chairman of Coban Petroleum Ltd. on January 21, 2010. He was the President and Chief Operating Officer of JED Oil Inc. (“JED”) from September 2003 to November 2004 when he resigned as President and Chief Operating Officer and assumed the position of Chief Executive Officer. He was has been a Director of JED from since September 2003 through its reorganization in November 2009, caused by its seeking creditor protection in August, 2008 under the Companies’ Creditors Arrangement Act (Canada). Mr. Jacobsen joined Westlinks Resources Ltd., a predecessor of Enterra, as a director in February 1999, and was appointed Executive Vice President, Operations in October 1999. In October 2000, he resigned from this position and was appointed Vice Chairman of the Board of Directors. Mr. Jacobsen became Enterra’s Chief Operating Officer in February 2002 and served in that position until November 2003. Mr. Jacobsen has more than 40 years experience in the oil and gas industry in Alberta and Saskatchewan including serving as President, Chief Operating Officer and a director of Empire Petroleum Corporation from June 2001 to April 2002, President and Chief Executive Officer of Niaski Environmental Inc. from November 1996 to February, 1999, President and Chief Executive Officer of International Pedco Energy Corporation from September 1993 to February 1996, and President of International Colin Energy Corporation from October 1987 to June 1993. Mr. Jacobsen served as a director of Rimron Resources Inc., formerly Niaski Environmental Inc. from February 1, 1997 to April 1, 2003. Niaski’s proposal to its creditors under the Bankruptcy and Insolvency Act (Canada) was accepted in April 2000 and Niaski was discharged in May 2001.

Reuben Sandler, Ph.D. Dr. Sandler has been a director since August 2004. He is the CEO  of Intelligent Optical Systems, Inc. He was President and Chief Information Officer for MediVox, Inc., a medical software development company, from 1997 to 1999. He was a director of PASW, Inc. from 1999 to 2000 and a director of Alliance Medical Corporation from 1999 to 2002. From 1989 to 1996, he was the Executive Vice President for Makoff R&D Laboratories, Inc. Dr. Sandler received a Ph.D. from the University of Chicago and is the author of four books on mathematics.  At the present, time, he is on the Visiting Committee of the Division of Physical Sciences at the University of Chicago, a position he has held since 2006.

Justin W. Yorke.  Mr. Yorke was appointed to our Board of Directors in January 2007. Mr. Yorke became our Chief Executive Officer, Chief Financial Officer and President effective December 15, 2009. Mr. Yorke currently is the managing member of two hedge funds that invests primarily in publicly listed companies. Until December 2001, Mr. Yorke was a partner at Asiatic Investment Management, which specialized in public and private investments in South Korea. From May 1998 to June 2000, Mr. Yorke was a Fund Manager and Senior Financial Analyst, based in Hong Kong, for Darier Henstch, S.A., a private Swiss bank, where he managed their

$400 million Asian investment portfolio. From July 1996 to March 1998, Mr. Yorke was an Assistant Director and Senior Financial Analyst with Peregrine Asset Management, which was a unit of Peregrine Securities, a regional Asian investment bank. From August 1992 to March 1995, Mr. Yorke was a Vice President and Senior Financial Analyst with Unifund Global Ltd., a private Swiss Bank, as a manager of its $150 million Asian investment portfolio.

Board of Directors

Our board of directors is comprised of four directors. Our directors serve one year terms, or until an earlier resignation, death or removal, or their successors are elected. There are no family relationships among any of our directors or officers.

Committees of the Board of Directors

The charters of each of the following committees are available in print, free of charge, to any investor who requests it by writing to: 180 South Lake Ave., Seventh Floor, Pasadena, CA 91101.

Audit committee

Our audit committee consists of Mr. Yorke, committee chairman and designated financial expert, and Dr. Sandler. All members of our audit committee meet the independence standards for directors as set forth in the NYSE Arca Equities Rules. The audit committee reviews in detail and recommends approval by the full board of directors of our annual and quarterly financial statements, recommends approval of the remuneration of our auditors to the full board, reviews the scope of the audit procedures and the final audit report with the auditors, and reviews our overall accounting practices and procedures and internal controls with the auditors.

Compensation committee

Our compensation committee consists of Dr. Sandler, committee chairman and Mr. Skeehan, all of whom are independent directors. The compensation committee recommends approval to the full board of directors of the compensation of the Chief Executive Officer, the annual compensation budget for all other employees, bonuses, grants of stock options and any changes to our benefit plans.

Corporate Governance Committee

Our corporate governance committee consists of Dr. Sandler, the committee chairman, and Mr. Skeehan, and Mr. Yorke. The corporate governance committee determines the scope and frequency of periodic reports to the board of directors concerning issues relating to overall financial reporting, disclosure and other communications with all stockholders. Further, the corporate governance committee recommends to the board of directors (i) criteria for the composition of the board including total size and the number or minimum number of unrelated directors, (ii) candidates to fill vacancies on the board which occur between annual meetings which result from either departures of directors or increases in the number of directors and (iii) a slate of directors for election at each annual meeting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2009, all officers, directors and greater than ten percent beneficial owners complied with the Section 16(a) filing requirements, except as noted below:

Form	Director/Officer/10%	Owner	Due	Date of Filing
5	Joseph W. Skeehan	Director	02/14/2010	05/29/2010
5	Reginald Greenslade	Director	02/14/2010	05/29/2010
5	Thomas J. Jacobsen	Director	02/14/2010	05/29/2010
5	Reuben Sandler, Ph.D.	Director	02/14/2010	05/29/2010
5	Justin W. Yorke	Officer/Director	02/14/2010	05/29/2010
(1) Mr. Greenslade resigned as a Director effective December 15, 2009.

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

Summary Compensation and Grants

The following table provides a summary of annual compensation for our executive officers for the years ended December 31, 2009 and 2008. We do not have an employment agreement with our executive officer.

	Annual compensation				Total
Name and principal position	Year	Salary	Bonus	Option Grants
Joseph W. Skeehan President, Chief Executive and Financial Officer, Director (1)	2009 2008	$ 18,000 $ 72,000	- -	- -	$ 18,000 $ 72,000

Justin W. Yorke President, Chief Executive and Financial Officer, Director (2)	2009	-	-	-	-

(2)

Mr. Skeehan became acting President and CEO on July 1, 2006 and acting Chief financial Officer in September 2007. He resigned from both position effective December 15, 2009.

(2)

Mr. Yorke became President, Chief Executive and Financial Officer, and Director effective December 15, 2009. Mr. Yorke receives no compensation for these positions.

Stock options granted during the most recently completed financial year

There were no grants of options to executive officers in 2009 and 2008. No options were exercised by our executive officers during the years ended December 31, 2009 and 2008.

Outstanding Equity Awards at December 31, 2009

The following table sets forth the number and value of securities underlying options held as of December 31, 2009 by each named executive officer.

	Number of shares underlying unexercised options		Option exercise price	Option expiration date
	Exercisable	Unexercisable
Justin W. Yorke	45,000	-	$2.00	4/18/2012

Compensation of Directors

Directors do not receive compensation for service on the board of directors. We reimburse our directors for their out-of-pocket costs, including travel and accommodations, relating to their attendance at any board of directors meeting. Directors are entitled to participate in our equity compensation plan.

Director compensation in 2009

	Fees earned or paid in cash	Option Awards	Total
Joseph W. Skeehan	n/a	-	-
Thomas J. Jacobsen	n/a	-	-
Reginald Greenslade (1)	n/a	-	-
Reuben Sandler, Ph.D.	n/a	-	-
Justin W. Yorke (1)	n/a	-	-
(1) Mr. Greenslade resigned as a Director effective December 15, 2009

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

Equity compensation plan information as of December 31, 2009
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan	473,333	$3.00	450,763

As of January 26, 2010 all 473,333 were terminated or expired and 455,000 new options were granted at an exercise price of $0.22 per share.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

          The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2009 by:

•

each of our executive officers and directors;

•

all executive officers and directors as a group; and

•

each person who is known by us to beneficially own more than 5% of our outstanding common stock.

As of December 31, 2009, there were 5,188,409 shares of common stock issued and outstanding. Shares of common stock not outstanding but deemed beneficially owned because an individual has the right to acquire the shares of common stock within 60 days, are treated as outstanding when determining the amount and percentage of common stock owned by that individual and by all directors and executive officers as a group. The address of each executive officer and director is 180 South Lake Ave., Seventh Floor, Pasadena, CA 91101. The address of other beneficial owners is set forth below.

Name of beneficial owner	Number of Shares beneficially owned		Percentage of shares outstanding
Executive officers and directors:
Joseph W. Skeehan	138,908	(1)	2.68%
Thomas J. Jacobsen	262,391	(2)	5.06%
Reuben Sandler, Ph.D.	176,625	(3)	3.39%
Justin W. Yorke	45,000	(4)	0.87%
All executive officers and directors as a group (4 persons)	622,924		12.00%
Stockholders owning 5% or more:
Heller 2002 Trust Fred Heller, Trustee 1700 Coronet Drive Reno, Nevada 89509	1,069,358	(5)	19.4%
Gary Frederick P.O. Box 639 Addison, Texas 75001	403,203	(6)	7.77%
2004 Kuhne Family Trust Jay Kuhne, Trustee 79935 Double Eagle La Quinta, California 92253	506,250	(7)	9.5%
John P. McGrain 4 Richland Place Pasadena, CA 91103	476,562	(8)	8.92%

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

(3)

Includes 120,000 shares of common stock underlying stock options, 26,375 shares of common stock, 10,000 shares of common stock issuable upon the exercise of warrants at $5.00 per share, 6,250 shares of common stock issuable upon the exercise of warrants at $6.00 per share and 25,000 shares of common stock issuable upon the exercise of warrants at $4.25 per share.

(4)

Represents 45,000 shares of common stock underlying stock options.

(5)

Information based on Schedule 13D filed with the SEC on February 28, 2006. Includes 189,920 shares of common stock underlying warrants issuable upon the exercise at $5.00 per share and 225,000 shares of common stock issuable upon the exercise of warrants at $4.25.

(6)

Information based on Schedule 13G filed with the SEC on January 6, 2010.

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

Business Relationships with JED

JMG had a Joint Services Agreement with JED Oil Inc. (“JED”). Under the Agreement, JED provided all required personnel, office space and equipment, at standard industry rates for similar services. The Joint Services Agreement was terminated upon Jed’s reorganization in November 2009. Payments to JED under this agreement were as follows:

•

JED paid on behalf of the Company a total of $0 and $92,979 for the years ended December 31, 2009 and 2008 for general and administrative services and capital related expenditures.

•

Amounts payable to JED or its successor Steen River Oil & Gas Ltd. as of December 31, 2009 and 2008 were $36,211 and $137,391, respectively.

Interpersonal Relationships with JED

The following officers and directors were affiliated with JED up to its reorganization on November 20, 2009:

•

Thomas J. Jacobsen is a director of JMG and was Chief Executive Officer and a director of JED.

•

Justin W. Yorke is President, Chief Executive and Financial Officer, and a Director of JMG and was Chairman of the JED board of directors.

Skeehan & Company

Joseph Skeehan, a director of JMG is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $1,902 and $71,748, respectively, for the years ended December 31, 2009 and 2008.

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

Principal Accounting Fees and Services

It is the policy of the Company for the Audit Committee to pre-approve all audit, tax and financial advisory services. All services rendered by Hein & Associates LLP were pre-approved by the audit committee in the years ended December 31, 2009 and 2008. The aggregate fees billed by Hein & Associates LLP for professional services rendered for the audit of the Company’s financial statements and other services were as follows:

Year ended December 31,	2010	2009
Audit fees	$ 37,517	$ 89,968
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

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

July 23, 2010	JMG Exploration Inc.

	By:	/s/ Justin W. Yorke

Justin W. Yorke
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on July 23, 2010.

Signature	Title
/s/ Joseph W. Skeehan	Chairman and Director
Joseph W. Skeehan
/s/ Thomas J. Jacobsen	Director
Thomas J. Jacobsen
/s/ Reuben Sandler, Ph.D.	Director
Reuben Sandler, Ph.D.
/s/ Justin W. Yorke	Chief Executive and Financial Officer, President, and Director (principal executive officer)
Justin W. Yorke

Exhibit Index

Number	Exhibit
2.1	Purchase and Sale Agreement between JED Oil (USA) Inc., JMG Exploration, Inc. and Samson Resources Company
2.2	Share Exchange Agreement among JMG Exploration, Inc, Nils Ollquist, Alessandro Parenti, ESAPI Ltd., and Newco Group Ltd. As of September 5, 2007
3.1	Amended and Restated Articles of Incorporation of the registrant
3.2	By-laws of the registrant
3.3	Certificate of Designation of the Rights and Preferences of the Series A Convertible Preferred Stock
4.1	Specimen of Common stock Certificate
4.1	Form of Lockup Agreement – Officers and Directors
4.3	Form of $4.25 Warrant
4.4	Form of $6.00 Warrant
4.5	Form of $5.00 Warrant
4.6	Form of Underwriter’s Warrant Agreement
10	Equity compensation plan
10.2	Hooligan Draw Farm-in Agreement
10.3	Cut Bank Farm-in Agreement
10.4	Fiddler Creek Farm-in Agreement
10.5	JED Oil Technical Services Agreement, as amended
10.6	2nd Amended and Restated Agreement of Business Principles with Enterra Energy Trust, JED Oil Inc. and JMG Exploration, Inc.
10.7	Fellows Energy Ltd. Exploration and Development and Conveyance Agreement
10.8	Fellows Energy Ltd. Promissory Note
10.9	Fellows Energy Ltd. General Security Agreement
10.10	Candak Farm-in Agreement
10.11	Myrtle Beach Farm-in Agreement
10.12	Bluffton Farm-in Agreement
10.13	Pinedale – Jonah Farm-in Agreement
10.14	Pinedale – Desert Mining, Inc. Agreement
10.15	Termination Agreement dated January 1, 2006 relating to JED Oil Technical Services Agreement, as amended
10.16	Joint Services Agreement between JMG Exploration Inc. and JED Oil Inc. dated January 1, 2006
14.1	Code of Business Conduct
31.1	Certificate of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350

JMG Exploration, Inc.

Consolidated Financial Statements

December 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 July 23, 2010

To the Shareholders and Board of Directors

JMG Exploration, Inc.

Pasadena, California

We have audited the accompanying consolidated balance sheets of JMG Exploration, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, stockholders’ equity, and comprehensive loss for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMG Exploration, Inc. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assessment of the effectiveness of JMG Exploration, Inc.’s internal control over financial reporting as of December 31, 2009 included in the accompanying Management’s report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ HEIN & ASSOCIATES LLP

Irvine, California

JMG Exploration, Inc.

CONSOLIDATED BALANCE SHEETS

As of December 31,	2009	2008
ASSETS
Current
Cash and cash equivalents	$ 22,813	$ 285,259
Accounts receivable, net of $82,800 and $69,000 allowance for doubtful accounts in 2009 and 2008	-	104,048
Prepaid expenses	-	14,552
	22,813	403,859
Other assets	-	30,000
Loan Receivable, net of $1,100,000 and $1,850,000 valuation allowance in 2009 and 2008	1,900,000	1,150,000
Oil and gas properties (accounted for under the successful efforts method of accounting), net of depreciation, depletion, amortization and impairment	62,975	415,285
	$ 1,985,788	$ 1,999,144
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$ 193,994	$ 215,243
Accrued liabilities	150,565	203,938
Due to affiliate	36,211	137,390
	380,770	556,571
Asset retirement obligations	28,695	27,571
	409,465	584,142
Commitments and Contingencies
Stockholders’ equity
Share capital
Common stock - $.001 par value; 25,000,000 shares authorized; 5,188,409 shares issued and outstanding at December 31, 2009 and 2008.	5,188	5,188
Preferred stock - $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2009 and 2008.	-	-
Additional paid-in capital	25,307,180	25,307,180
Share purchase warrants	2,184,452	2,184,452
Accumulated deficit	(25,894,482)	(26,055,897)
Accumulated other comprehensive earnings	(26,015)	(25,921)
	1,576,323	1,415,002
	$ 1,985,788	$ 1,999,144

The accompanying notes are an integral part of these audited consolidated financial statements.

  JMG Exploration, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years ended December 31,	2009	2008
Revenues
Gross revenue	$ 96,000	$ 101,097
Less royalties and taxes	(13,200)	(19,590)
	82,800	81,507

Costs and Expenses
General and administrative	(322,012)	364,550
Production expenses	58,306	99,777
Depletion, depreciation, amortization and impairment	318,321	392,744
Accretion on asset retirement obligation	1,124	1,124
	50,739	858,195
Income (loss) from operations	32,061	(776,688)
Other Income and Expense
Loss on sale of oil and gas properties	-	(42,297)
Interest expense	(260)	(974)
Interest income	798	51,378
Other income	129,616	79,525
Provision for income tax	(800)	-
	129,354	87,632
Net income/(loss) for the period	161,415	(689,056)
Less: deemed dividend on warrant extension	-	(392,213)
Net income/(loss) applicable to common shareholders	$ 161,415	$ (1,081,269)
Basic and diluted weighted average shares outstanding	5,188,409	5,188,409

Net loss applicable to common shareholders for the period per share, basic and diluted	$ 0.03	$ (0.21)

The accompanying notes are an integral part of these audited consolidated financial statements.

JMG Exploration, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years ended December 31,	2009	2008

Net income (loss) for the period	$ 161,415	$ (689,056)

Other comprehensive income:
Foreign exchange translation adjustment	(84)	73
Comprehensive income/(loss) for the period	$ 161,321	$ (688,983)

The accompanying notes are an integral part of these audited consolidated financial statements.

JMG Exploration, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31,	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$ 161,415	$ (689,056)
Adjustments to reconcile net income/(loss) to cash flows from operating activities:
Stock-based compensation	-	6,829
Depletion, depreciation, accretion and impairment	347,118	393,868
Gain (Loss) on sale of property and equipment	6,316	42,297
Change in loan receivable valuation allowance	(750,000)	-
Other changes:
Decrease in other assets	30,000	1,541
Decrease in accounts receivable	104,048	72,794
Decrease in prepaid expenses	14,552	5,184
Decrease in accounts payable and accrued liabilities	(74,622)	(101,730)
Increase (decrease) in due to affiliate	(101,179)	25,346
Cash used in operating activities	(262,352)	(242,928)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on disposition of property	-	364,986
Cash provided by investing activities	-	364,986
CASH FLOWS FROM FINANCING ACTIVITIES:	-	-
Effect of foreign exchange on cash and cash equivalents	(94)	73
Net (decrease) increase in cash and cash equivalents	(262,446)	122,131
Cash and cash equivalents, beginning of period	285,259	163,128
Cash and cash equivalents, end of period	$ 22,813	$ 285,259
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 260	$ 974
Income taxes	$ 800	$ -
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extension of warrant expiration date – deemed dividend	$ -	$ 392,213

The accompanying notes are an integral part of these audited consolidated financial statements.

JMG Exploration, Inc.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock	Additional Paid-in Capital	Share Purchase Warrants	Accumu-lated Deficit	Accumu-lated Other Compre-hensive Loss	Total
	No. Shares	Amt
	#	$	$	$	$	$	$	$
Balance at December 31, 2007	5,188,409	5,188	-	24,908,138	2,184,452	(24,974,628)	(25,994)	2,097,156
Stock based compensation	-	-	-	6,829	-	-	-	6,829
Extension of warrant expiration dates to January 15, 2009	-	-	-	280,852	-	(280,852)	-	-
Extension of warrant expiration dates to January 15, 2010	-	-	-	111,361	-	(111,361)	-	-
Net loss for the year ended December 31, 2008	-	-	-	-	-	(689,056)	-	(689,056)
Foreign exchange translation	-	-	-	-	-	-	73	73
Balance at December 31, 2008	5,188,409	5,188	-	25,307,180	2,184,452	(26,055 ,897)	(25,921)	1,415,002
Net income for the year ended December 31, 2009	-	-	-	-	-	161,415	(94)	161,321
Balance at December 31, 2009	5,188,409	5,188	-	25,307,180	2,184,452	(25,894,482)	(26,015)	1,576,323

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

As of December 31, 2009, JMG has an accumulated deficit of $25,894,482 and has insufficient working capital to fund development and exploratory drilling opportunities. Following the collection of our loan receivable in May 2010, JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2011. Raising additional capital is not considered a viable strategy JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

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

Principles of consolidation

These consolidated financial statements include the inactive accounts of the Company’s wholly owned legal subsidiary, JMG Canada Ltd., incorporated under the laws of Alberta on August 20, 2004. All inter-company accounts and transactions have been eliminated.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and balances invested in short-term securities with original maturities of less than 90 days. For the period ended December 31, 2009, the average effective interest rate earned on cash equivalent balances was 0.25%. As of December 31, 2009, the Company had $22,813 in cash. JMG maintains two cash accounts with financial institutions in the United States. The United States account is insured by the Federal Deposit Insurance Corporation up to $250,000 through December 31, 2013. As of December 31, 2009, the uninsured bank balance was $0.  JMG has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

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

Other property and equipment are recorded at cost.  Depreciation is provided using the straight-line method based over the estimated useful lives at a rate of 25% per annum.

Impairment of Long-Lived Assets

If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then we recognize an impairment charge in income from operations equal to the difference between the net capitalized costs and their estimated fair values based on the present value of the related future net cash flows. Undeveloped oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. We noted impairment of our developed and undeveloped properties of $338,000 and $347,026 based on our analysis for the years ended December 31, 2009 and 2008, respectively.

Asset retirement obligations

The Company follows ASC 410 “Asset Retirement and Environmental Obligations”, which requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with a corresponding increase in the carrying amount of the associated asset.  The cost of the tangible asset, including the initially recognized ARO, is depreciated such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.  The fair value of the ARO is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate.  The Company’s asset retirement obligations are expected to relate primarily to the plugging and abandonment of petroleum and natural gas properties.

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

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. For certain of JMG’s financial instruments, including cash, accounts receivable, loan receivable  and accounts payable, the carrying amounts approximate fair value. See footnote 12.

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

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized.  As a result of this valuation allowance, the effective tax rate for the years ended December 31, 2009 and 2008 is zero percent.

Other comprehensive income (loss)

Comprehensive income (loss) includes net loss and other comprehensive income (loss), which includes foreign currency translation gains or losses.

Stock-based compensation

The Company records stock-based compensation in accordance with the fair value recognition provisions of ASC 718 “Compensation—Stock Compensation”.

Net loss per share

Income (loss) per share (“EPS”) is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net income (loss) per share for the years ended December 31, 2009 and 2008 because their effect would be antidilutive. The following shares were accordingly excluded from the net income (loss) per share calculation.

	Years ended December 31,
	2009	2008
Stock warrants	4,062,551	4,062,551
Stock options	473,333	473,333
Total share excluded	4,535,884	4,535,884

Allowance for doubtful accounts

Trade accounts receivable are recorded at the invoiced amount. The Company does not have any off-balance-sheet credit exposure related to its customers. The Company assesses risk and allowance for doubtful accounts on a customer specific basis. As of December 31, 2009 and 2008, the Company has an allowance for doubtful accounts of $82,800 and $69,000 due to evaluation of collection on some customer accounts.

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

On November 11, 2009 JMG entered into a Settlement Agreement between Newco Group Ltd. (“Newco”), and Iris Computers Ltd. (Iris) in regards to a defaulted $3 million loan to Newco. The Settlement Agreement provides that all rights, claims and demands of all parties are settled in full upon JMG’s surrender of 1,427,665 shares of Iris held as collateral for the loan and JMG’s receipt of $1,900,000. Payment to JMG and the transfer of the shares occurred in May 2010. JMG reduced its valuation allowance by $750,000 in the 4th quarter 2009.

4.  Property and Equipment

Depletion, depreciation and amortization expense was $318,321 and $392,744 for the years ended December 31, 2009 and 2008, respectively. Depletion expense included impairment charges of $338,000 and $347,026, respectively, principally related to properties located in Wyoming. This impairment is a result of unsuccessful work programs and production evaluation work performed during these periods.

The impairment charges have been included in depletion and depreciation expense in the accompanying statements of operations. Undeveloped land and other assets not related to petroleum and natural gas properties were excluded from the depletion calculation.

Oil and gas properties (accounted for under the successful efforts method of accounting)

	December 31,
	2009	2008
Petroleum and natural gas properties	$ 1,987,646	$ 2,011,580
Undeveloped Properties	1,477,396	1,477,396
Accumulated depletion, depreciation, amortization and impairment	(3,402,067)	(3,073,691)
	$ 62,975	$ 415,285

5.  Accrued Expenses

Accrued expenses consist of the following at:

December 31,
	2009	2008
Accrued Pinedale operating costs	$ 61,315	$ -
Other accrued expenses	89,250	203,938
	$ 150,565	$ 203,938

6.   Stockholders’ Equity

a) Authorized, issued and outstanding

The Company has authorized 25,000,000 common shares, par value $.001, and 10,000,000 preferred shares, par value $.001. As of December 31, 2009 and 2008 there were 5,188,409 and 0 shares, respectively, of common stock and preferred stock issued and outstanding.

b) Stock options

The Company has a stock option plan under which employees, directors and consultants are eligible to receive grants.  As of December 31, 2009, 924,096 shares were reserved for issuance under the plan and 450,763 options are available for issuance. Options granted under the plan generally have a term of five years to expiry and vest immediately when issued to directors and generally vest as to one-third on each of the first, second and third anniversaries of the grant date for employees and consultants.  The exercise price of each option equals the market value of the Company’s common stock on the date of grant. There was no stock compensation related to unvested awards as of December 31, 2009.

The following summarizes information concerning outstanding and exercisable stock options as of December 31, 2009:

	Number of options	Weighted average exercise price
Exercisable as at December 31, 2008	473,333	$ 3.00
Vested	-	-
Cancelled	-	-
Exercisable as at December 31, 2009	473,333	$ 3.00

All 473,333 options outstanding s of December 31, 2009 and 2008 are fully vested and exercisable.

The Company records stock-based compensation in accordance with the fair value recognition provisions of ASC 718 “ Compensation—Stock Compensation”.

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

e) Loss per share

The weighted average number of common shares outstanding were 5,188,409 for the years ended December 31, 2009 and 2008. All of the Company’s outstanding stock options and warrants currently have an anitdilutive effect on per common share amounts.  These stock options and warrants could be dilutive in future periods.

7.   Income Taxes

The Company provides deferred income taxes for differences between the tax reporting bases and the financial reporting bases of assets and liabilities. On January 1, 2007, the Company adopted the provisions of ASC 740 “ Income Taxes” (ASC 740).  As of the date of adoption, the Company had no unrecognized income tax benefits, and accordingly, the adoption of ASC 740 did not result in a cumulative effect adjustment to the Company’s retained earnings and the annual effective tax rate was not affected. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively.

At December 31, 2009 and 2008, the Company had no increase or decrease in unrecognized income tax benefits for the year. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2009 and 2008. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no income tax examinations underway for these jurisdictions, although the tax years ended December 31, 2008, 2007, 2006 and 2005 are all still open for examination.

(a)

Income tax expense (recovery)

The provision for income taxes recorded in the financial statements differs from the amount which would be obtained by applying the statutory income tax rate to the loss before tax as follows:

	2009	2008
Income (loss) for the period before income taxes	$ 162,215	$ (689,056)
Effective tax rate	34%	34%
Expected income tax expense/(recovery)	55,153	(234,279)
State income taxes Deferred tax asset valuation allowance	800 (55,153)	234,279
Income tax benefit	$ 800	$ -

(b)

Deferred income taxes

The Company does not recognize the deferred income tax asset at this time because the realization of the asset is less likely than not. The components of the Company’s deferred income tax asset are as follows:

Deferred Tax Assets

	2009	2008
Non-capital loss carry forward	$ 6,906,068	$ 6, 066,361
Oil and gas property basis difference	540,184	666,107
Bad debt allowance	402,152	654,107
Stock based compensation and other general and administrative expense	599,085	602,925
Total	8,447,489	7,989,500
Valuation allowance	(8,447,489)	(7,989,500)
Net deferred assets	$ -	$ -

The Company has non-capital losses for federal and state income tax purposes of approximately $18,334,993       and $15,913,117 which are available for application against future taxable income and which expire in 20 years. The benefit associated with the non-capital loss carry forward will more likely than not go unrealized unless future exploration in the U.S. is successful.  Since the success of future exploration is indeterminable, the potential benefits resulting from these non-capital losses have not been recorded in the financial statements.

8.   Related Party Transactions

JMG had a Joint Services Agreement with JED Oil Inc. (“JED”). Under the Agreement, JED provided all required personnel, office space and equipment, at standard industry rates for similar services. The Joint Services Agreement was terminated upon JED’s reorganization in November 2009. JED was considered an affiliate because of its ownership interest in JMG and because two of our directors were directors of JED. All transactions are recorded at the exchange amount. Payments to JED under this agreement were as follows:

All amounts are due and payable on receipt, and do not earn interest. At December 31, 2009 and 2008, $36,211 and $137,391 was outstanding, respectively.

Joseph Skeehan, a director of JMG is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $38,049 and $71,748 respectively for the years ended December 31, 2009 and 2008.

9.  Asset Retirement Obligations

As of December 31, 2009, the estimated present value of the Company’s asset retirement obligation was $28,695 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $1,124 and $1,124 was recorded for the years ended December 31, 2009 and 2008, respectively.

Asset retirement obligation at December 31, 2008	$ 27,571
Liabilities incurred	-
Liabilities settled	-
Accretion expense	1,124
Asset retirement obligations at December 31, 2009	$ 28,695

10.    Supplemental Oil and Gas Reserve Information (Unaudited)

For the years ended December 31, 2009 and 2008 the Company incurred no costs for oil and gas property acquisition, exploration and development activities.

The reserve quantity and future net cash flow information as of and for the year ending December 31, 2009 and 2008 was based on a reserve report prepared by CG Engineering Ltd. for the year ending December 31, 2007, as adjusted for 2009 and 2008 production. Proved reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made.

For year-end 2009, new SEC rules were implemented requiring that reserve calculations be based on the un-weighted average first-day-of-the-month prices for the prior twelve months, as contrasted with the previous method which utilized period end prices.  The prices under the new rules were $3.71 per Mcf for natural gas adjusted for energy content, quality and basis differentials. By contrast, the price prevailing on December 31, 2009 of $4.44 per Mcf.

The estimates included in the following tables are by their nature inexact and are subject to changing economic, operating and contractual conditions. At December 31, 2009, all of JMG’s reserves are attributable to two producing wells and an undeveloped location. Other than the producing wells there is no other production history as of or subsequent to that date. Reserve estimates for these wells are subject to substantial upward or downward revisions after production commences and a production history is obtained. Accordingly, reserve estimates of future net revenues from production may be subject to substantial revision from year to year.

The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect JMG’s expectations for actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these are the basis for the valuation process.

 As of December 31, 2009 and 2008, the Company’s reserves were all proved developed.  Presented below is a summary of the changes in estimated reserves of the Company:

	For the Years Ended December 31,
	2009		2008
	Oil or Condensate	Gas	Oil or Condensate	Gas
	(Bbl)	(Mcf)	(Bbl)	(Mcf)
Beginning of year	2,400	129,800	2,900	160,000
Revisions of previous estimates	-	-	370	(11,925)
Sale of reserves	-	-	-	-
Production	(400)	(18,892)	(870)	(18,275)
	2,000	110,908	2,400	129,800

Standardized Measure of Discounted Future Net Cash Flows (Unaudited):

For purposes of the following disclosures, estimates were made of quantities of proved reserves and the periods during which they are expected to be produced. Future cash flows for the 2008 estimates were computed by applying year-end prices ($4.44 per Mcf), adjusted for historic differentials. to estimated annual future production from proved gas reserves. Future cash flows for the 2009 estimates were computed by applying the simple arithmetic average of the natural gas price in effect on the first day of each month in 2009 ($3.71 per Mcf) to estimated annual future production from proved gas reserves. Future development and production costs were computed by applying year-end costs to be incurred in producing and further developing the proved reserves. Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits and allowances) to the estimated net future pre-tax cash flows.

The discount was computed by application of a 10% discount factor. The calculations assume the continuation of existing economic, operating and contractual conditions. However, such arbitrary assumptions have not proven to be the case in the past. Other assumptions of equal validity could give rise to substantially different results.

Standardized Measure of Discounted Future Net Cash Flows

Relating to Proved Petroleum and Natural Gas Reserves

	Year ended December 31,
	2009	2008
Future cash inflows	$ 558,752	$ 667,785
Future production costs	(315,561)	(333,006)
Future development costs	(14,000)	(14,000)
Future net cash flows	229,191	320,779
10% annual discount	(87,315)	(105,481)
Standardized measure of discounted future net cash flows	$ 141,876	$ 215,298

The discounted present  values shown in the aforementioned table are not intended to represent the current market value of the estimated proved oil and gas reserves owned by us.

For comparative purposes, in addition to the new SEC pricing methodology, we also prepared estimates of our year-end proved reserves using the old pricing methodology which would have utilized the December 31, 2009 price of $4.44 per Mcf. Under the old pricing methodology, our reserves at the end of 2009 would have not changed but would have a discounted present value of $226,077. Accordingly, the impact of using the new SEC pricing methodology resulted in a net reduction of our discounted present value of approximately $84,201.

The principle sources of change in the standardized measure of discounted future net cash flows are:

	2009	2008
Balance at beginning of period	$ 215,298	$ 453,615
Sales of oil and gas, net	(47,365)	(83,347)
Net change in prices and production costs	(22,768)	(136,725)
Net change in future development costs	-	555
Extensions and discoveries	-	-
Sale of reserves	-	-
Revisions of previous quantity estimates	(4,608)	(14,490)
Accretion of discount	21,531	45,363
Other	20,211	(49,673)
Balance at end of period	$ 182,299	$ 215,298

11.   Financial Instruments

a) Fair value of financial assets and liabilities

 The company’s financial instruments consist of cash and cash equivalents, accounts receivable, due from related parties, loan receivable and accounts payable. As at December 31, 2009 and 2008 there were no significant difference between the carrying amounts of these financial instruments and their estimated fair value.

b) Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, accounts receivable, and loan receivable. At December 31, 2009, the Company had all of its cash and cash equivalents with three banking institutions. The company mitigates the concentration risk associated with cash deposits by only depositing material amounts of funds with major banking institutions. Concentrations of credit risk with respect to accounts receivables are the result of joint venture operations with industry partners and are subject to normal industry credit risks.  The Company routinely assesses the credit of joint venture partners to minimize the risk of non-payment.

c) Interest rate risk

At December 31, 2009 and 2008, the Company had no outstanding indebtedness that bears interest.

d) Foreign currency risk

Foreign currency risk is the risk that a variation in exchange rates between the United States dollar and the foreign currencies will affect the Company’s operating and financial results.  All of the Company’s business is conducted with US dollars.

12. Fair Value Measurements

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

On November 11, 2009 JMG entered into a Settlement Agreement regarding the loan receivable. The Settlement Agreement provides that all rights, claims and demands of all parties are settled in full upon JMG’s surrender of 1,427,665 shares of Iris held as collateral for the loan and JMG’s receipt of $1,900,000. Payment to JMG and the transfer of the shares occurred in May 2010. JMG reduced its valuation allowance by $750,000 in the 4th quarter 2009.

14. Pinedale Natural Gas Property Litigation

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

15.  Recent Accounting Pronouncements

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

The FASB aligned ASC Topic 932 with all of the aforementioned SEC requirements by issuing ASC Update 2010-03.  The Company has adopted the new authoritative guidance as of December 31, 2009 and for the Company’s 2009 Annual Report on Form 10-K.   See Note 11.

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

  16.  Subsequent Events

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