Form 10-Q
period 2010-03-31
JMG Exploration, Inc.
filed 2010-07-23
CIK 1299967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

The number of shares outstanding of Registrant’s common stock, par value $0.01, as of June 30, 2010, was 5,188,409.

JMG Exploration, Inc.
Index to Form 10-Q Quarterly Report
to the Securities and Exchange Commission

		Page
		No.
	Part I Financial Information

Item 1	Consolidated Financial Statements

	Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009.	3

	Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2010 and 2009.	4

	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2010 and 2009.	5

	Consolidated Statements of Shareholders’ Equity (unaudited) for the three months ended March 31, 2010 and year ended December 31, 2009.	6

	Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2010 and 2009.	7

	Notes to Consolidated Financial Statements (unaudited)	8 - 15

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 - 22

Item 3	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4T	Controls and Procedures	22 - 23

	Part II Other Information

Item 1	Legal Proceedings	24

Item 1A	Risk Factors	24

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3	Defaults Upon Senior Securities	24

Item 4	Submission of Matters to a Vote of Security Holders	24

Item 5	Other Information	24

Item 6	Exhibits	24

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

JMG Exploration, Inc.

CONSOLIDATED BALANCE SHEETS

As of	March 31 2010	December 31 2009
ASSETS	(unaudited)
Current
Cash and cash equivalents	$ 9,738	$ 22,813
Accounts receivable, net of $103,500 and $69,000 allowance for doubtful accounts in 2010 and 2009	-	-
	9,738	22,813

Loan Receivable, net of $1,100,000 valuation allowance in 2010 and 2009	1,900,000	1,900,000
Oil and gas properties (accounted for under the successful efforts method of accounting), net of depreciation, depletion, amortization and impairment	60,738	62,975
	$ 1,970,476	$ 1,985,788
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$ 193,611	$ 193,995
Accrued liabilities	166,670	150,565
Due to affiliate	36,211	36,211
Total current liabilities	396,492	380,770
Asset retirement obligations	28,976	28,695
	425,468	409,465
Stockholders’ equity
Share capital
Common stock - $.001 par value; 25,000,000 shares authorized; 5,188,409 shares issued and outstanding	5,188	5,188
Preferred stock - $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2010 and 2009	-	-
Additional paid-in capital	26,019,657	25,307,180
Share purchase warrants	2,184,452	2,184,452
Accumulated deficit	(26,638,274)	(25,894,482)
Accumulated other comprehensive earnings	(26,015)	(26,015)
	1,545,008	1,576,323
	$ 1,970,476	$ 1,985,788

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

For the	Three month period ended March 31,
	2010	2009
Revenues
Gross Revenue	$ 24,000	$24,000
Less royalties and taxes	(3,300)	(3,300)
	20,700	20,700

Costs and Expenses
General and administrative	107,076	58,542
Production expenses	16,105	9,991
Depletion, depreciation, amortization and impairment	2,237	170,552
Accretion on asset retirement obligation	281	281
	125,699	239,366
Loss from operations	(104,999)	(218,666)

Other Income and Expense
Interest income	11	451
	11	451
Net loss for the period	(104,988)	(218,215)
Less: deemed dividend on warrant extension	(638,804)	-
Net loss applicable to common shareholders	$ (743,792)	$(218,215)
Basic weighted average shares outstanding	5,188,409	5,188,409

Net loss for the period per share, basic and diluted	$(0.14)	($0.04)

         The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three month period ended March 31,
For the	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (104,988)	$(218,215)
Adjustments to reconcile net loss to cash flows from operating activities:
Stock-based compensation	73,673	170,833
Depletion, depreciation, amortization, accretion and impairment	2,518	20,700
Change in allowance for doubtful accounts	20,700	-
Other changes:
Increase in accounts receivable	(20,700)	(20,233)
Decrease in prepaid expenses	-	(1,724)
Decrease in accounts payable and accrued liabilities	15,722	(32,578)
Cash used in operating activities	(13,075)	(81,217)
CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-
Effect of foreign exchange on cash and cash equivalents	-	(131)
Net decrease in cash and cash equivalents	(13,075)	(81,348)
Cash and cash equivalents, beginning of period	22,813	285,259
Cash and cash equivalents, end of period	$ 9,738	$ 203,911

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extension of warrant expiration date – deemed dividend	$ 638,804	$ -

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Share Purchase Warrants	Accumu-lated Deficit	Accumu-lated Other Compre-hensive Loss	Total
	No. Shares	Amt
	#	$	$	$	$	$	$	$
Balance at December 31, 2008	5,188,409	5,188	-	25,307,180	2,184,452	(26,055,897)	(25,921)	1,415,002
Net loss for the year ended December 31, 2009	-	-	-	-	-	161,415	(94)	161,321
Balance at December 31, 2009	5,188,409	5,188	-	25,307,180	2,184,452	(25,894,482)	(26,015)	1,576,323
Stock based compensation	-	-	-	73,673	-	-	-	73,673
Net loss for the three months ended March 31, 2010 (unaudited)	-	-	-	-	-	(104,988)	-	(104,988)
Deemed dividend on warrant extension	-	-	-	638,804	-	(638,804)	-	-
Balance at March 31, 2010 (unaudited)	5,188,409	5,188	-	26, 019,657	2,184,452	(26,638,274)	(26,015)	1,545,008

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (unaudited)

	Three month period ended March 31,
	2010	2009

Net loss for the period	$ (104,988)	$ (218,215)
Other comprehensive income:
Foreign exchange translation adjustment	-	(131)
Comprehensive loss for the period	$ (104,988)	$ (218,346)

    The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.    INCORPORATION AND NATURE OF OPERATIONS

JMG Exploration, Inc. was incorporated under the laws of the State of Nevada on July 16, 2004 for the purpose of exploring for oil and natural gas in the United States and Canada. All of the properties under development, with the exception of the Pinedale natural gas wells, have not met with developmental objectives and have been sold as of January 2008.

As of March 31, 2010, JMG has an accumulated deficit of $26,638,274 and has insufficient working capital to fund development and exploratory drilling opportunities. Following the collection of our loan receivable in May 2010, JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2011. Raising additional capital is not considered a viable strategy JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

2. SIGNIFICANT ACCOUNTING POLICIES

These interim consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods, on a basis that is consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the summary of significant accounting policies and notes thereto included in the Company’s audited financial statements for the years ended December 31, 2009 and 2008.

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

At December 31, 2007, JMG engaged an independent engineering firm to evaluate 100% of our developed oil and gas reserves and prepare a report thereon. The estimation of the reserve volumes and future net revenues set out in the report is complex and subject to uncertainties and interpretations. Judgments are based upon engineering data, projected future rates of production, forecasts of commodity prices, and the timing of future expenditures. Inevitably the estimates of reserve volumes and future net revenues will vary over time as new data becomes available and estimates of future net revenues do not represent fair market value. For the year ended December 31, 2009 and for the three month period ended March 31, 2010, JMG adjusted the 2007 reserve information per this report based on 2008, 2009 and 2010 production, current prices for natural gas and a review of other assumptions utilized in the 2007 reserve report.

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

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 through December 31, 2013.  The company has not experienced any losses in such accounts and does not believe that it is exposed to any significant credit risk on cash.

Income (loss) per Common Share

Income (loss) per share (“EPS”) is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share for the three months ended March 31, 2010 and 2009 because their effect would be antidilutive. The following shares were accordingly excluded from the net income/loss per share calculation.

	Three month period ended March 31,
	2010	2009
Stock warrants	4,062,551	4,062,551
Stock options	455,000	473,333
Total share excluded	4,517,551	4,535,884

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

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized. As a result of this valuation allowance, the effective tax rate for the three months ended March 31, 2010 and 2009 is zero percent.

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value. If the financial condition of JMG’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Delinquent trade accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The need for an allowance is determined through an analysis of the past-due status of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The allowance for doubtful accounts was $103,500 and $69,000 as of March 31, 2010 and December 31, 2009, respectively.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued ASC Update 2010-06, “Fair Value Measurements and Disclosures” (“ASC Update 2010-06”), that requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the fair value measurements of the activity in Level 3 on a gross basis and the transfers between Levels 1 and 2. This new authoritative guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures regarding gross activity in the Level 3 rollforward, which will be effective for the Company as of January 1, 2011. The adoption of ASC Update 2010-06 did not have a material impact on the Company’s financial statements.

The Company adopted FASB ASC Update 2010-09, “Amendments to Certain Recognition and Disclosure Requirements,” which removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  However, the date-disclosure exemption does not relieve management of an SEC filer from its responsibility to evaluate subsequent events through the date on which financial statements are issued.  This authoritative guidance was effective upon issuance on February 24, 2010.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

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

4.  PROPERTY AND EQUIPMENT

Depletion, depreciation, amortization and impairment expense was $2,237 and $170,552  for the three months ended March 31, 2010 and 2009. Undeveloped land and other assets not related to petroleum and natural gas properties were excluded from the depletion calculation.

Oil and gas properties (accounted for under the successful efforts method of accounting)

	March 31, 2010	December 31, 2009
Petroleum and natural gas properties	$ 1,987,646	$ 1,987,646
Undeveloped Properties	1,477,396	1,477,396
Accumulated depletion, depreciation, amortization and impairment	(3,404,304)	(3,402,067)
	$ 60,738	$ 62,975

5.  RELATED PARTY TRANSACTIONS

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

All transactions are recorded at the exchange amount. Payments to JED under this agreement were as follows:

For the three months ended March 31, 2010 and 2009, JED charged JMG $0 and $32,841 for well operating costs, respectively.

In connection with these transactions the total amount payable to JED was $36,211 at March 31, 2010.

Skeehan & Company

Joseph Skeehan, the Chief Executive Officer, President and a director of JMG is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $10,887 and $20,395 during the three months ended March 31, 2010 and 2009, respectively. A balance of $2,929 is due Skeehan & Company as of March 31, 2010.

6.  ASSET RETIREMENT OBLIGATION

As of March 31, 2010, the estimated present value of the Company’s asset retirement obligation was $28,976 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $281 was recorded for the three months ending March 31, 2010.

Asset retirement obligations at December 31, 2009	$ 28,695
Accretion expense	281
Asset retirement obligations at March 31, 2010	$ 28,976

7. FAIR VALUE MEASUREMENTS

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

JMG’s loan receivable is the only financial instrument of JMG recorded at fair value as of March 31, 2010. In accordance with ASC 820, JMG has classified its loan receivable as having Level 3 characteristics as a result of the inputs used to determine its fair values. The collateral for the loan receivable is stock in a privately owned corporation headquartered in New Delhi, India and for which no quoted prices or other observable inputs as specified under Levels 1 and 2 are available. Accordingly, JMG retained a financial consultant and obtained an independent valuation analysis of Iris based on Iris financial information through September 30, 2008 and relevant industry and competitor information.

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

8. PINEDALE NATURAL GAS PROPERTY LITIGATION

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

9. STOCKHOLDERS’ EQUITY

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of financial results as provided by the management of JMG Exploration, Inc. (“JMG”) should be read in conjunction with the unaudited consolidated financial statements and notes for the three months ended March 31, 2010, the audited financial statements and accompanying notes for the years ended December 31, 2009 and 2008 and the management’s discussion and analysis for the years ended December 31, 2009 and 2008.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements. All statements other than statements of historical facts contained herein, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions as described in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009.

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

As of March 31, 2010, JMG has an accumulated deficit of $26,638,274 and has insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors there is substantial doubt about our ability to continue as a going concern. Raising additional capital is not considered a viable strategy and JMG is exploring a possible sale or merger with another party.

Results of operations

Revenue. Our revenue is dependent upon success in finding and developing oil and natural gas reserves. Our ownership interest in the production from these properties is measured in BOE per day, a term that encompasses both oil and natural gas production. Revenues were $20,700 and $20,700 for the three month periods ended March 31, 2010 and 2009, respectively.

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

General and administrative expense. General and administrative expense relates to compensation and overhead for executive officers and fees for general operational and administrative services. We have contracted out all field personnel and equipment necessary for exploration activities, and for related administrative functions. General and administrative expenses were $107,076 and $67,542 for the three months ended March 31, 2010 and 2009, respectively.  Expenses consist principally of salaries, consulting fees and office costs.

The increase in general and administrative expense from 2009 was principally due to a stock based compensation expense of $73,673 due to the cancelation of 473,333 common stock options outstanding at an average exercise price of $3.00 per share and the issuance of 455,000 new options at an exercise price of $0.22 per share and which expire in five years.

Production expense. Production costs include operating costs associated with field activities and geophysical and geological expense. Under the successful-efforts method, costs such as geological and geophysical, exploratory dry holes and delay rentals are expensed as incurred. Production expenses for the three months ended March 31, 2010 and 2009 were $16,105 and $9,991, respectively.

Depletion, depreciation. amortization and impairment expense. Depletion, depreciation, amortization and impairment expense for the three months ending March 31, 2010 and 2009 were $2,237 and $170,552, respectively. This decrease was principally due to a $169,000 increase in the impairment reserve for undeveloped land in the quarter ended March 31, 2009.

Accretion expense. As of March 31, 2010, the estimated present value of the Company’s asset retirement obligation was $28,976 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $281 was recorded for the three months ending March 31, 2010.

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

Interest income. Interest for the periods ending March 31, 2010 and 2009 was $11 and $451, respectively. Interest was principally attributable to a $3,000,000 loan receivable from Newco, Inc. The loan receivable is currently in default and no interest is being accrued.

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

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized.  As a result of this valuation allowance, the effective tax rate for the first quarter of 2010 and 2009 is zero percent.

Liquidity and capital resources

At March 31, 2010, we had $9,738 in cash and cash equivalents. Since our incorporation, we have financed our operating cash flow needs through private and public offerings of equity securities. JMG has the following warrants outstanding as of March 31, 2010:

Warrant summary

	Number of warrants outstanding	Exercise price	Maximum proceeds	Expiration Date
Warrants issued in the preferred stock private placement	369,249	$6.00	2,215,494	01/15/2011
Warrants issued upon conversion of preferred stock	1,739,500	$4.25	7,392,875	01/15/2011
Warrants issued our initial public offering	1,763,802	$5.00	8,819,010	01/15/2011
Warrants issued to our underwriters	190,000	$7.00	1,330,000	08/03/2010
Total	4,062,551	various	19,757,379	various

As of March 31, 2010, we had an accumulated deficit of $26,638,274 and have insufficient working capital to fund development and exploratory drilling opportunities. Following the collection of our loan receivable in May 2010, JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2011. Raising additional capital is not considered a viable strategy JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

Cash flow used in operations. Cash utilized by operating activities was $13,075 and $81,217 for the three months ended March 31, 2010 and 2009. The use of cash in 2010 was attributable to net loss of $104,988 which was increased by the decrease in accounts payable of $15,722, and decreased by a decrease in accounts receivable of $20,700 and stock based compensation of $73,673 which did not use cash. The cash requirements were further offset by depletion expense of $2,237, and an increase in the reserve for doubtful accounts of $20,700 which did not use cash.

The use of cash in 2009 was attributable to net loss of $227,215 which was decreased by the cash requirements related to the decrease in accounts payable of $32,578, and an increase in accounts receivable of $467. The cash requirements were offset by depletion expense of $170,833, and a decrease in prepaid expenses of $7,276, which did not utilize cash.

Cash flow used in investing activities. Cash provided by investing activities was $0 for the three months ended March 31, 2010 and 2009.

Cash flow used in financing activities. Cash flows from financing activities was $0 for the three months ended March 31, 2010 and 2009.

Changes in critical accounting estimates

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

Contractual obligations and commitments

None.

Related Party Transactions

JED Oil Inc. JMG had a Joint Services Agreement with JED Oil Inc. (“JED”). Under the Agreement, JED provided all required personnel, office space and equipment, at standard industry rates for similar services. The Joint Services Agreement was terminated upon Jed’s reorganization in November 2009. Payments to JED under this agreement were as follows:

•

JED charged JMG $0 and $32,841 in operating costs for wells operated by JED during the three months ended March 31, 2010 and 2009.

•

In connection with these transactions the total amount payable to JED was $36,211 at March 31, 2010.

Skeehan & Company. Joseph Skeehan, the Chief Executive Officer, President and a director of JMG is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $1,028 and $10,887 during the three months ended March 31, 2010 and 2009, respectively. A balance of $2,929 is due Skeehan & Company as of March 31, 2010.

Outlook and Proposed Transactions

As of March 31, 2010, we had an accumulated deficit of $26,638,274 and have insufficient working capital to fund development and exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors JMG is presently exploring a range of strategic alternatives, including a possible sale or merger with another party.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to all of the normal market risks inherent within the oil and natural gas industry, including commodity price risk, foreign-currency rate risk, interest rate risk and credit risk. We plan to manage our operations in a manner intended to minimize our exposure to such market risks.

Credit Risk. Credit risk is the risk of loss resulting from non-performance of contractual obligations by a customer or joint venture partner. Our accounts receivable are from the operator of our

Pinedale natural gas interest and is subject to normal industry credit risk. Our loan receivable is due to an advance related to a now terminated merger agreement. We foreclosed on the loan retained a financial consultant with international expertise to evaluate the valuation of the securities held as collateral for our loan receivable and recorded a recorded a valuation allowance of $1,850,000. In May 2010 JMG received $1.9 million in payment in full of the loan pursuant to a November 2009 settlement agreement and reduced its valuation allowance by $750,000 in the 4th quarter 2009.

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

Interest Rate Risk. Interest rate risk will exist principally with respect to any future indebtedness that bears interest at floating rates. At March 31, 2010, we had no long-term indebtedness and do not contemplate utilizing indebtedness as a means of financing operations.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, the Company carried out an assessment under the supervision and with the participation of our Chief Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(1) and I 5d-15(1)). Our Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2010.

Material Weaknesses and Related Remediation Initiatives

Set forth below is a summary of the various significant deficiencies which caused management to conclude that we had the material weaknesses identified above.  Through the efforts of management, external consultants and our Audit Committee, we have developed a specific action plan to remediate the material weaknesses.  We expect to implement these various action plans during 2010.  If we are able to complete these action plans in a timely manner, we anticipate that all control deficiencies and material weaknesses will be remediated by December 31, 2010.

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of March 31, 2010. Because the remedial actions may require hiring of additional personnel, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our Commission reporting obligations

 Changes in Internal Control Over Financial Reporting

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

Item 1A. Risk Factors

There have been no material changes to the information included in response to Item 1A. “Risk Factors” in our 2009 Annual Report on Form 10-K.

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
Justin Yorke
Chief Executive and Financial Officer, and President