Form 10-Q
period 2010-06-30
JMG Exploration, Inc.
filed 2010-08-12
CIK 1299967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

The number of shares outstanding of Registrant’s common stock, par value $0.01, as of July 31, 2010, was 5,188,409.

JMG Exploration, Inc.
Index to Form 10-Q Quarterly Report
to the Securities and Exchange Commission

		Page
		No.
	Part I Financial Information

Item 1	Consolidated Financial Statements

	Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009.	3

	Consolidated Statements of Operations (unaudited) for the three and six month periods ended June 30, 2010 and 2009.	4

	Consolidated Statements of Cash Flows (unaudited) for the six month periods ended June 30, 2010 and 2009.	5

	Consolidated Statements of Shareholders’ Equity (unaudited) for the six month period ended June 30, 2010 and year ended December 31, 2009.	6

	Consolidated Statements of Comprehensive Loss (unaudited) for the three and six month periods ended June 30, 2010 and 2009.	7

	Notes to Consolidated Financial Statements (unaudited)	8 - 13

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 - 17

Item 3	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T	Controls and Procedures	18-19

	Part II Other Information

Item 1	Legal Proceedings	20

Item 1A	Risk Factors	20

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3	Defaults Upon Senior Securities	20

Item 4	Submission of Matters to a Vote of Security Holders	20

Item 5	Other Information	20

Item 6	Exhibits	20

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

JMG Exploration, Inc.

CONSOLIDATED BALANCE SHEETS

As of	June 30 2010	December 31 2009
ASSETS	(unaudited)
Current
Cash and cash equivalents	$ 1,728,917	$ 22,813
Accounts receivable, net of $124,200 and $69,000 allowance for doubtful accounts in 2010 and 2009	-	-
	1,728,917	22,813

Loan Receivable, net of $1,100,000 valuation allowance in 2009	-	1,900,000
Oil and gas properties (accounted for under the successful efforts method of accounting), net of depreciation, depletion, amortization and impairment	58,461	62,975
	$ 1,787,378	$ 1,985,788
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$ 47,165	$ 193,994
Accrued liabilities	182,775	150,565
Due to affiliate	-	36,211
Total current liabilities	229,940	380,770
Asset retirement obligations	29,257	28,695
	259,197	409,465
Stockholders’ equity
Share capital
Common stock - $.001 par value; 25,000,000 shares authorized; 5,188,409 shares issued and outstanding	5,188	5,188
Preferred stock - $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2010 and 2009	-	-
Additional paid-in capital	26,019,657	25,307,180
Share purchase warrants	2,184,452	2,184,452
Accumulated deficit	(26,655,101)	(25,894,482)
Accumulated other comprehensive earnings	(26,015)	(26,015)
	1,528,181	1,576,323
	$ 1,787,378	$ 1,985,788

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three month period ended June 30,		For the six month period ended June 30,
	2010	2009	2010	2009
Revenues
Gross Revenue	$ 24,000	$ 24,000	$ 48,000	$ 48,000
Less royalties and taxes	(3,300)	(3,300)	(6,600)	(6,600)
	20,700	20,700	41,400	41,400

Costs and Expenses
General and administrative	42,965	217,017	150,041	266,559
Production expenses	9,895	16,105	26,000	26,096
Depletion, depreciation, amortization and impairment	2,277	2,077	4,514	172,629
Accretion on asset retirement obligation	281	281	562	562
	55,418	235,480	181,117	465,846
Loss from operations	(34,718)	(214,780)	(139,717)	(424,446)

Other Income and Expense
Interest income	2,524	260	2,535	260
Interest expense	-	(259)	-	(710)
Other	15,367	-	15,367	-
	17,891	(1)	17,902	450
Net loss	(16,827)	(214,781)	(121,815)	(423,996)
Less: deemed dividend on warrant extension		-	(638,804)	-
Net loss applicable to common shareholders	$ (16,827)	$ (214,081)	(760,619)	$ (423,996)
Basic and diluted weighted average shares outstanding	5,188,409	5,188,409	5,188,409	5,188,409

Net loss for the period per share, basic and diluted	$ (0.00)	$ (0.04)	$ (0.15)	$(0.08)

         The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six month period ended June 30,
For the	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (121,815)	$ (423,996)
Adjustments to reconcile net loss to cash flows from operating activities:
Stock-based compensation	73,673	-
Depletion, depreciation, amortization, accretion and impairment	5,076	173,191
Change in allowance for doubtful accounts	41,400	41,400
Other changes:
Increase (decrease) in accounts receivable	(41,400)	(41,005)
Decrease in prepaid expenses	-	14,552
Decrease in due to affiliate	(36,211)	-
Decrease in accounts payable and accrued liabilities	(114,619)	48,708
Cash used in operating activities	(193,896)	(187,150)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on disposition of property	-	-
Proceeds from note receivable	1,900,000	-
Cash provided from investing activities	1,900,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-
Effect of foreign exchange on cash and cash equivalents	-	(111)
Net increase in cash and cash equivalents	1,706,104	(187,261)
Cash and cash equivalents, beginning of period	22,813	285,259
Cash and cash equivalents, end of period	$ 1,728,917	$ 97,998

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ 260
Income taxes	$ -	$ 800
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extension of warrant expiration date – deemed dividend	$ 638,804	$ -

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Share Purchase Warrants	Accumu-lated Deficit	Accumu-lated Other Compre-hensive Loss	Total
	No. Shares	Amt
	#	$	$	$	$	$	$	$
Balance at December 31, 2008	5,188,409	5,188	-	25,307,180	2,184,452	(26,055,897)	(25,921)	1,415,002
Net loss for the year ended December 31, 2009	-	-	-	-	-	161,415	(94)	161,321
Balance at December 31, 2009	5,188,409	5,188	-	25,307,180	2,184,452	(25,894,482)	(26,015)	1,576,323
Stock based compensation	-	-	-	73,673	-	-	-	73,673
Net loss for the six months ended June 30, 2010 (unaudited)	-	-	-	-	-	(121,815)	-	(121,815)
Deemed dividend on warrant extension	-	-	-	638,804	-	(638,804)	-	-
Balance at June 30, 2010 (unaudited)	5,188,409	5,188	-	26, 019,657	2,184,452	(26,655,101)	(26,015)	1,528,181

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (unaudited)

	Three month period ended June 30,	Six month period ended June 30,
	2010	2009	2010	2009

Net loss for the period	$ (16,827)	$ (214,781)	$ (121,815)	$ (423,996)
Other comprehensive income (loss):
Foreign exchange translation adjustment	-	(131)	-	(111)
Comprehensive loss for the period	$ (16,827)	$ (214,892)	$ (121,815)	$ (424,017)

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

As of June 30, 2010, JMG has an accumulated deficit of $26,655,101 and has insufficient working capital to fund development and exploratory drilling opportunities. Following the collection of our loan receivable in May 2010, JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2011. Raising additional capital is not considered a viable strategy JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

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

Critical accounting estimates

In the preparation of the financial statements, it was necessary to make certain estimates that were critical to determining our assets, liabilities and net income. None of these estimates affect the determination of cash flow but do have a significant impact in the determination of net income. The most critical of these estimates is the reserves estimations for gas properties.

At December 31, 2007, JMG engaged an independent engineering firm to evaluate 100% of our developed oil and gas reserves and prepare a report thereon. The estimation of the reserve volumes and future net revenues set out in the report is complex and subject to uncertainties and interpretations. Judgments are based upon engineering data, projected future rates of production, forecasts of commodity prices, and the timing of future expenditures. Inevitably the estimates of reserve volumes and future net revenues will vary over time as new data becomes available and estimates of future net revenues do not represent fair market value. For the year ended December 31, 2009 and for the six month period ended June 30, 2010, JMG adjusted the 2007 reserve information per this report based on 2008, 2009 and 2010 production, current prices for natural gas and a review of other assumptions utilized in the 2007 reserve report.

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

Income (loss) per Common Share

Income (loss) per share (“EPS”) is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share for the three and six month periods ended June 30, 2010 and 2009 because their effect would be antidilutive. The following shares were accordingly excluded from the net income/loss per share calculation.

	Three month period ended June 30,	Six month period ended June 30,
	2010	2009	2010	2009
Stock warrants	4,062,551	4,062,551	4,062,551	4,062,551
Stock options	473,333	473,333	473,333	473,333
Total share excluded	4,535,884	4,535,884	4,535,884	4,535,884

Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no income tax examinations underway for these jurisdictions, although the tax years ended December 31, 2009, 2008, 2007, 2006 and 2005 are all still open for examination.

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

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized. As a result of this valuation allowance, the effective tax rate for the three months ended June 30, 2010 and 2009 is zero percent.

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value. If the financial condition of JMG’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Delinquent trade accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The need for an allowance is determined through an analysis of the past-due status of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The allowance for doubtful accounts was $124,200 and $69,000 as of June 30, 2010 and December 31, 2009, respectively.

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

On November 11, 2009 JMG entered into a Settlement Agreement between Newco, and Iris. The Settlement Agreement provided that all rights, claims and demands of all parties are settled in full upon JMG’s surrender of 1,427,665 shares of Iris held as collateral for the loan and JMG’s receipt of $1,900,000. Payment to JMG and the transfer of the shares occurred in May 2010. JMG reduced its valuation allowance  by $750,000 in the 4th quarter of 2009.

4.  PROPERTY AND EQUIPMENT

Depletion, depreciation, amortization and impairment expense was $2,277 and $4,514 for the three and six month periods ended June 30, 2010 and $2,077 and $172,629 for the three and six month periods ended June 30, 2009, respectively. Undeveloped land and other assets not related to petroleum and natural gas properties were excluded from the depletion calculation.

Oil and gas properties (accounted for under the successful efforts method of accounting)

	June 30, 2010	December 31, 2009
Petroleum and natural gas properties	$ 1,987,646	$ 1,987,646
Undeveloped Properties	1,477,396	1,477,396
Accumulated depletion, depreciation, amortization and impairment	(3,406,581)	(3,402,067)
	$ 58,461	$ 62,975

5.  RELATED PARTY TRANSACTIONS

JED Oil Inc.

JMG had a Joint Services Agreement with JED Oil Inc. (“JED”). Under the Agreement, JED provided all required personnel, office space and equipment, at standard industry rates for similar services. The Joint Services Agreement was terminated upon JED’s reorganization in November 2009. JED was considered an affiliate because of its ownership interest in JMG and because two of our directors were directors of JED. All transactions are recorded at the exchange amount. There were no payments to JED under this agreement during the three and six month periods ended June 30, 2010 and 2009. The total amount payable to JED was $0 at June 30, 2010.

Skeehan & Company

Joseph Skeehan, a director of JMG, is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $0 and $1,028 during the three and six month periods ended June 30, 2010 and $15,631 and $26,518 during the three and six month periods ended June 30, 2009, respectively. A balance of $2,929 is due Skeehan & Company as of June 30, 2010.

6.  ASSET RETIREMENT OBLIGATION

As of June 30, 2010, the estimated present value of the Company’s asset retirement obligation was $29,257 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $281and $562 was recorded for the three and six month periods ending June 30, 2010.

Asset retirement obligations at December 31, 2009	$ 28,976
Accretion expense	281
Asset retirement obligations at June 30, 2010	$ 29,257

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

JMG has no financial instruments recorded at fair value as of June 30, 2010.

8. PINEDALE NATURAL GAS PROPERTY LITIGATION

On July 16, 2009, Jonah/Pinedale Partners LLC and JMG filed a Statement of Claim in the Court of Queen's Bench Of Alberta in the Judicial District Of Calgary Regarding NEO Exploration Inc. and  Ptarmigan Lands. In March 2005, JMG agreed to farm-in on the interests of the co-plaintiff, Jonah/Pinedale Partners. NEO, an Alberta, Canada corporation, through its wholly owned U.S. (Montana) partnership Ptarmigan Lands, became the operators of the Pinedale natural gas property effective January 1, 2009. To date, NEO has failed to report to JMG an accounting of Pinedale production or to remit to JMG their royalty interest in such  production. We have accrued production revenues and costs based on historical production data but have fully reserved accounts receivable from NEO pending the outcome of the litigation. Management believes that NEO’s failure to remit JMG’s share of the production revenue is ungrounded, that JMG will prevail in the litigation and that no further impairment of the Pinedale natural gas property is warranted.

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

On January 26, 2010 JMG cancelled 473,333 common stock options outstanding at an average exercise price of $3.00 per share and issued 455,000 new options at an exercise price of $0.22 per share and which expire in five years. With respect to the issuance of the new stock options, JMG incurred stock based compensation expense of $73,673 for the six month period ended June 30, 2010.

10.  Subsequent Events

On August 3, 2010 JMG extended the expiration date of 190,000 warrants issued to our underwriters to August 3, 2012. A total of 190,000 $7.00 warrants were to expire on August 3, 2010. A deemed dividend of $47,001 for this extension of the warrant expiration date was calculated using the Black-Scholes option-pricing model.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of financial results as provided by the management of JMG Exploration, Inc. (“JMG”) should be read in conjunction with the unaudited consolidated financial statements and notes for the three and six month periods ended June 30, 2010, the audited financial statements and accompanying notes for the years ended December 31, 2009 and 2008 and the management’s discussion and analysis for the years ended December 31, 2009 and 2008.

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

As of June 30, 2010, JMG has an accumulated deficit of $26,655,101 and has insufficient working capital to fund development and exploratory drilling opportunities. Following the collection of our loan receivable in May 2010, JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2011. Raising additional capital is not considered a viable strategy JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

Results of operations

Revenue. Our revenue is dependent upon success in finding and developing oil and natural gas reserves. Our ownership interest in the production from these properties is measured in BOE per day, a term that encompasses both oil and natural gas production. Revenues, net of royalties and taxes, were $20,700 and $41,400 for the three and six  month periods ended June 30, 2010 and $20,700 and $41,400 for the three and six  month periods ended June 30, 2009, respectively.

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

General and administrative expense. General and administrative expense relates to compensation and overhead for executive officers and fees for general operational and administrative services. General and administrative expenses were $42,965 and $150,041 for the three and six month periods ended June 30, 2010 and $217,017 and $266,559 for the three and six month periods ended June 30, 2009, respectively. Expenses consist principally of salaries, consulting fees and office costs. The decrease in general and administrative expense from 2009 was principally due to a reduction in audit, legal, accounting and consulting fees and bad debt expense.

Production expense. Production costs include operating costs associated with field activities and geophysical and geological expense. Under the successful-efforts method, costs such as geological and geophysical, exploratory dry holes and delay rentals are expensed as incurred. Production expenses have been accrued based on historic production data pending the outcome of our litigation with NEO. Accrued were $9,895 and $26,000 for the three and six month periods ended June 30, 2010 and $16,105 and $26,096 for the three and six month periods ended June 30, 2009, respectively.

Depletion, depreciation. amortization and impairment expense. Depletion, depreciation, amortization and impairment expenses were $2,277 and $4,514 for the three and six month periods ending June 30, 2010 and $2,077 and $172,629 for the three and six month periods ending June 30, 2009, respectively. The decrease in 2010 was principally due to a $169,000 increase in the impairment reserve for undeveloped land in the quarter ended June 30, 2009.

Accretion expense. As of June 30, 2010, the estimated present value of the Company’s asset retirement obligation was $29,257 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $281 and $562 was recorded for the three and six month periods ending June 30, 2010.

As of June 30, 2009, the estimated present value of the Company’s asset retirement obligation was $28133 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $281 and $562 was recorded for the three and six month periods ending June 30, 2009.

Interest income. Interest income was $2,524 and $2,535 for the three and six month periods ending June 30, 2010 and was $260 and $260 for the three and six month periods ending June 30, 2009, respectively. Interest was principally attributable to investment of the proceeds of the loan receivable from Newco, Inc which was paid in full in May 2010.

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

Income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no income tax examinations underway for these jurisdictions, although the tax years ended December 31, 2009, 2008, 2007, 2006 and 2005 are all still open for examination.

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

Liquidity and capital resources

At June 30, 2010, we had $1,728,917 in cash and cash equivalents. Since our incorporation, we have financed our operating cash flow needs through private and public offerings of equity securities. JMG has the following warrants outstanding as of June 30, 2010:

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

As of June 30, 2010, we had an accumulated deficit of $26,655,101 and have insufficient working capital to fund development and exploratory drilling opportunities. Following the collection of our loan receivable in May 2010, JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2011. Raising additional capital is not considered a viable strategy JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

Cash flow used in operations. Cash utilized by operating activities was $(193,896) for the six month period ended June 30, 2010 and $(187,150) for the six month periods ended June 30, 2009. The use of cash in 2010 was attributable to net loss of $121,815 which was increased by the decrease in accounts payable of $114,619 and due to affiliates, and decreased by a decrease in accounts receivable of $41,400 and stock based compensation of $73,673 which did not use cash. The cash requirements were further offset by depletion expense of $5,076, and an increase in the reserve for doubtful accounts of $41,400 which did not use cash.

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

Cash flow provided by investing activities. Cash provided by investing activities was $1,900,000 for the six month period ended June 30, 2010 and $0 for the six month period ended June 30, 2009. Pursuant to the Settlement Agreement between JMG, Newco, and Iris, received payment of $1,900,000 in May 2010.

Cash flow used in financing activities. Cash flows from financing activities was $0 for the six month periods ended June 30, 2010 and 2009.

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

Contractual obligations and commitments

None.

Related Party Transactions

JED Oil Inc. JMG had a Joint Services Agreement with JED Oil Inc. (“JED”). Under the Agreement, JED provided all required personnel, office space and equipment, at standard industry rates for similar services. The Joint Services Agreement was terminated upon Jed’s reorganization in November 2009. There were no payments to JED under this agreement during the three and six month periods ended June 30, 2010 and 2009. The total amount payable to JED was $0 at June 30, 2010.

Skeehan & Company. Joseph Skeehan, a director of JMG, is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $0 and $1,028 during the three and six month periods ended June 30, 2010 and $15,631 and $26,518 during the three and six month periods ended June 30, 2009, respectively. A balance of $2,929 is due Skeehan & Company as of June 30, 2010.

Outlook and Proposed Transactions

As of June 30, 2010, we had an accumulated deficit of $26,655,101 and have insufficient working capital to fund development and exploratory drilling opportunities. Following the collection of our loan receivable in May 2010, JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2011. Raising additional capital is not considered a viable strategy JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

Subsequent Events

On August 3, 2010 JMG extended the expiration date of 190,000 warrants issued to our underwriters to August 3, 2012. A total of 190,000 $7.00 warrants were to expire on August 3, 2010. A deemed dividend of $47,001 for this extension of the warrant expiration date was calculated using the Black-Scholes option-pricing model.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to all of the normal market risks inherent within the oil and natural gas industry, including commodity price risk, foreign-currency rate risk, interest rate risk and credit risk. We plan to manage our operations in a manner intended to minimize our exposure to such market risks.

Credit Risk. Credit risk is the risk of loss resulting from non-performance of contractual obligations by a customer or joint venture partner. Our accounts receivable are from the operator of our Pinedale natural gas interest and is subject to normal industry credit risk. Our loan receivable is due to an advance related to a now terminated merger agreement. We foreclosed on the loan retained a financial consultant with international expertise to evaluate the valuation of the securities held as collateral for our loan receivable and recorded a recorded a valuation allowance of $1,850,000. In May 2010 JMG received $1.9 million in payment in full of the loan pursuant to a November 2009 settlement agreement and reduced its valuation allowance  by $750,000 in the 4th quarter of 2009.

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

Interest Rate Risk. Interest rate risk will exist principally with respect to any future indebtedness that bears interest at floating rates. At June 30, 2010, we had no long-term indebtedness and do not contemplate utilizing indebtedness as a means of financing operations.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, the Company carried out an assessment under the supervision and with the participation of our Chief Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(1) and I 5d-15(1)). Our Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2010.

 Material Weaknesses and Related Remediation Initiatives

 Set forth below is a summary of the various significant deficiencies which caused management to conclude that we had the material weaknesses identified above.  Through the efforts of management, external consultants and our Audit Committee, we have developed a specific action plan to remediate the material weaknesses.  We expect to implement these various action plans during 2010 and anticipate that all control deficiencies and material weaknesses will be remediated by December 31, 2010.

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

Remediation of Internal Control Deficiencies and Expenditures

It is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period. We are developing specific action plans for each of the above material weaknesses. In addition, our audit committee has authorized the hiring of additional temporary staff and/or the use of financial consultants, as necessary, to ensure that we have the depth and experience to remediate the above listed material weaknesses. We are uncertain at this time of the costs to remediate all of the above listed material weaknesses, however, we anticipate the cost to be in the range of $20,000 to $30,000, most of which costs we expect to incur ratably during the year. We cannot guarantee that the actual costs to remediate these deficiencies will not exceed this amount.

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of June 30, 2010. Because the remedial actions may require hiring of additional personnel, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our Commission reporting obligations

 Changes in Internal Control Over Financial Reporting

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

JMG Exploration, Inc

Date: August 12, 2010	/s/ Justin Yorke
Justin Yorke
Chief Executive and Financial Officer, and President