Form 10-Q
period 2010-09-30
JMG Exploration, Inc.
filed 2010-11-10
CIK 1299967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

		Page
		No.
	Part I Financial Information

Item 1	Consolidated Financial Statements

	Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009.	3

	Consolidated Statements of Operations (unaudited) for the three and nine month periods ended September 30, 2010 and 2009.	4

	Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended September 30, 2010 and 2009.	5

	Consolidated Statements of Shareholders’ Equity (unaudited) for the nine month period ended September 30, 2010 and year ended December 31, 2009.	6

	Consolidated Statements of Comprehensive Loss (unaudited) for the three and nine month periods ended September 30, 2010 and 2009.	7

	Notes to Consolidated Financial Statements (unaudited)	8 - 13

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 - 17

Item 3	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T	Controls and Procedures	18-19

	Part II Other Information

Item 1	Legal Proceedings	20

Item 1A	Risk Factors	20

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3	Defaults Upon Senior Securities	20

Item 4	Submission of Matters to a Vote of Security Holders	20

Item 5	Other Information	20

Item 6	Exhibits	20

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

JMG Exploration, Inc.

CONSOLIDATED BALANCE SHEETS

As of	September 30 2010	December 31 2009
ASSETS	(unaudited)
Current
Cash and cash equivalents	$ 1,745,056	$ 22,813
Accounts receivable, net of $144,900 and $82,800 allowance for doubtful accounts in 2010 and 2009	-	-
	1,745,056	22,813

Loan Receivable, net of $1,100,000 valuation allowance in 2009	-	1,900,000
Oil and gas properties (accounted for under the successful efforts method of accounting), net of depreciation, depletion, amortization and impairment	56,140	62,975
	$ 1,801,196	$ 1,985,788
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$ 31,037	$ 193,994
Accrued liabilities	291,705	150,565
Due to affiliate	-	36,211
Total current liabilities	322,742	380,770
Asset retirement obligations	29,538	28,695
	352,280	409,465
Stockholders’ equity
Share capital
Common stock - $.001 par value; 25,000,000 shares authorized; 5,188,409 shares issued and outstanding	5,188	5,188
Preferred stock - $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2010 and 2009	-	-
Additional paid-in capital	26,066,656	25,307,180
Share purchase warrants	2,184,452	2,184,452
Accumulated deficit	(26,781,365)	(25,894,482)
Accumulated other comprehensive earnings	(26,015)	(26,015)
	1,448,916	1,576,323
	$ 1,801,196	$ 1,985,788

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three month period ended September 30,		For the nine month period ended September 30,
	2010	2009	2010	2009
Revenues
Gross Revenue	$ 24,000	$ 24,000	$ 72,000	$ 72,000
Less royalties and taxes	(3,300)	(3,300)	(9,900)	(9,900)
	20,700	20,700	62,100	62,100

Costs and Expenses
General and administrative	76,640	99,324	226,682	365,883
Production expenses	22,315	16,105	48,315	42,201
Depletion, depreciation, amortization and impairment	2,321	2,165	6,835	174,794
Accretion on asset retirement obligation	281	281	843	843
	101,557	117,875	282,675	583,721
Loss from operations	(80,857)	(97,175)	(220,575)	(521,621)

Other Income and Expense
Interest income	3,699	63	6,234	773
Interest expense	(82)	-	(82)	(260)
Other	(1,222)	156,489	14,145	156,489
Provision for income taxes	(800)		(800)
	1,595	156,552	19,497	157,002
Net Income (loss)	$ (79,262)	$ 59,377	$ (201,078)	$ (364,619)
Less: deemed dividend on warrant extension	(47,001)	-	(685,805)	-
Net Income (loss) applicable to common shareholders	$ (126,263)	$ 59,377	$ (886,883)	$ (364,619)
Basic and diluted weighted average shares outstanding	5,188,409	5,188,409	5,188,409	5,188,409

Net Income (loss) for the period per share, basic and diluted	$ (0.02)	$ 0.01	$ (0.17)	$ (0.07)

         The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine month period ended September 30,
For the	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (201,078)	$ (364,619)
Adjustments to reconcile net loss to cash flows from operating activities:
Stock-based compensation	73,671	-
Depletion, depreciation, amortization, accretion and impairment	7,678	175,637
Change in allowance for doubtful accounts	41,400	(6,900)
Loss on disposition of property and equipment	-	6,316
Other changes:
Decrease in other assets	-	30,000
Increase (decrease) in accounts receivable	(41,400)	110,948
Decrease in prepaid expenses	-	14,552
Decrease in due to affiliate	(36,211)	(101,179)
Decrease in accounts payable and accrued liabilities	(21,817)	(121,982)
Cash used in operating activities	(177,757)	(257,227)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on disposition of property	-	-
Proceeds from note receivable	1,900,000	-
Cash provided from investing activities	1,900,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-
Effect of foreign exchange on cash and cash equivalents	-	(94)
Net increase in cash and cash equivalents	1,722,243	(257,321)
Cash and cash equivalents, beginning of period	22,813	285,259
Cash and cash equivalents, end of period	$ 1,745,056	$ 27,938

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ 800	$ 800
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extension of warrant expiration date – deemed dividend	$ 685,805	$ -

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Share Purchase Warrants	Accumu-lated Deficit	Accumu-lated Other Compre-hensive Loss	Total
	No. Shares	Amt
	#	$	$	$	$	$	$	$
Balance at December 31, 2008	5,188,409	5,188	-	25,307,180	2,184,452	(26,055,897)	(25,921)	1,415,002
Net loss for the year ended December 31, 2009	-	-	-	-	-	161,415	(94)	161,321
Balance at December 31, 2009	5,188,409	5,188	-	25,307,180	2,184,452	(25,894,482)	(26,015)	1,576,323
Stock based compensation	-	-	-	73,671	-	-	-	73,671
Net loss for the nine months ended September 30, 2010 (unaudited)	-	-	-	-	-	(201,078)	-	(201,078)
Deemed dividend on warrant extension	-	-	-	685,805	-	(685,805)	-	-
Balance at September 30, 2010 (unaudited)	5,188,409	5,188	-	26,066,656	2,184,452	(26,781,365)	(26,015)	1,448,916

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (unaudited)

	Three month period ended September 30,		Nine month period ended September 30,
	2010	2009	2010	2009

Net loss for the period	$ (79,262)	$ (59,377)	$ (201,078)	$ (364,619)
Other comprehensive income (loss):
Foreign exchange translation adjustment	-	17	-	(94)
Comprehensive loss for the period	$ (79,262)	$ (59,360)	$ (201,078)	$ (364,713)

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

As of September 30, 2010, JMG has an accumulated deficit of $26,781,365 and has insufficient working capital to fund development and exploratory drilling opportunities. Following the collection of our loan receivable in May 2010, JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2011. Raising additional capital is not considered a viable strategy JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

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

At December 31, 2007, JMG engaged an independent engineering firm to evaluate 100% of our developed oil and gas reserves and prepare a report thereon. The estimation of the reserve volumes and future net revenues set out in the report is complex and subject to uncertainties and interpretations. Judgments are based upon engineering data, projected future rates of production, forecasts of commodity prices, and the timing of future expenditures. Inevitably the estimates of reserve volumes and future net revenues will vary over time as new data becomes available and estimates of future net revenues do not represent fair market value. For the year ended December 31, 2009 and for the nine month period ended September 30, 2010, JMG adjusted the 2007 reserve information per this report based on 2008, 2009 and 2010 production, current prices for natural gas and a review of other assumptions utilized in the 2007 reserve report.

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

Income (loss) per Common Share

Income (loss) per share (“EPS”) is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share for the three and nine month periods ended September 30, 2010 and 2009 because their effect would be antidilutive. The following shares were accordingly excluded from the net income/loss per share calculation.

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

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized. As a result of this valuation allowance, the effective tax rate for the three months ended September 30, 2010 and 2009 is zero percent.

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value. If the financial condition of JMG’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Delinquent trade accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The need for an allowance is determined through an analysis of the past-due status of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The allowance for doubtful accounts was $144,900 and $82,800 as of September 30, 2010 and December 31, 2009, respectively.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update ("ASU") 2010-03, Extractive Activities—Oil and Gas (Topic 932), to amend existing oiland gas reserve accounting and disclosure guidance to align its requirements with the SEC's revised rules. The significant modifications involve revised definitions of oil and gas producing activities, changing the pricing used to estimate reserves at period end to a twelve month average of the first day of the month prices and additional disclosure requirements. In contrast to the applicable SEC rule, the FASB does not permit the disclosure of probable and possible reserves in the supplemental oil and gas information in the notes to the financial statements. In April 2010, the FASB issued ASU 2010-14 which amends the guidance on oil and gas reporting in ASC 932.10.S99-1 by adding the Codification SEC Regulation S-X, Rule 4-10 as amended by the SEC Final Rule 33-8995. Both ASU 2010-03 and ASU 2010-14 are effective for annual reporting periods ending on or after December 31, 2009. Application of the revised rules is prospective and companies are not required to change prior period presentation to conform to the amendments.

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures About Fair Value Measurements", which provides amendments to fair value disclosures. ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance for transfers into and out of Level 1 and Level 2 categories, as well as increased disclosures around inputs to fair value measurement, was adopted January 1, 2010, with the amendments to Level 3 disclosures effective beginning after January 1, 2011. ASU 2010-06 concerns disclosure only. Neither the current requirements nor the amendments effective in 2011 will have a material impact on the Company's financial position or results of operations.

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

4.  PROPERTY AND EQUIPMENT

Depletion, depreciation, amortization and impairment expense was $2,321 and $6,838 for the three and nine month periods ended September 30, 2010 and $2,165 and $174,794 for the three and nine month periods ended September 30, 2009, respectively. Undeveloped land and other assets not related to petroleum and natural gas properties were excluded from the depletion calculation.

Oil and gas properties (accounted for under the successful efforts method of accounting)

	September 30, 2010	December 31, 2009
Petroleum and natural gas properties	$ 1,987,646	$ 1,987,646
Undeveloped Properties	1,477,396	1,477,396
Accumulated depletion, depreciation, amortization and impairment	(3,408,902)	(3,402,067)
	$ 56,140	$ 62,975

5.  RELATED PARTY TRANSACTIONS

JED Oil Inc.

JMG had a Joint Services Agreement with JED Oil Inc. (“JED”). Under the Agreement, JED provided all required personnel, office space and equipment, at standard industry rates for similar services. The Joint Services Agreement was terminated upon JED’s reorganization in November 2009. JED was considered an affiliate because of its ownership interest in JMG and because two of our directors were directors of JED. All transactions are recorded at the exchange amount. There were no payments to JED under this agreement during the three and nine month periods ended September 30, 2010 and 2009. The total amount payable to JED was $0 at September 30, 2010.

Skeehan & Company

Joseph Skeehan, a director of JMG, is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $8,805 and $9,833 during the three and nine month periods ended September 30, 2010 and $14,320 and $40,837  during the three and nine month periods ended September 30, 2009, respectively. There is no balance due Skeehan & Company as of September 30, 2010.

6.  ASSET RETIREMENT OBLIGATION

As of September 30, 2010, the estimated present value of the Company’s asset retirement obligation was $29,538 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $281and $843 was recorded for the three and nine month periods ending September 30, 2010.

Asset retirement obligations at December 31, 2009	$ 28,695
Accretion expense	843
Asset retirement obligations at September 30, 2010	$ 29,538

7. FAIR VALUE MEASUREMENTS

The fair value hierarchy established by ASC 820 “ Fair Value Measurements and Disclosures” prioritizes the inputs used in valuation techniques into three levels as follows:

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

JMG has no financial instruments recorded at fair value as of September 30, 2010.

8. PINEDALE NATURAL GAS PROPERTY LITIGATION

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

On January 26, 2010 JMG cancelled 473,333 common stock options outstanding at an average exercise price of $3.00 per share and issued 455,000 new options at an exercise price of $0.22 per share and which expire in five years. With respect to the issuance of the new stock options, JMG incurred stock based compensation expense of $73,671 for the three month period ended March 31, 2010.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of financial results as provided by the management of JMG Exploration, Inc. (“JMG”) should be read in conjunction with the unaudited consolidated financial statements and notes for the three and nine month periods ended September 30, 2010, the audited financial statements and accompanying notes for the years ended December 31, 2009 and 2008 and the management’s discussion and analysis for the years ended December 31, 2009 and 2008.

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

As of September 30, 2010, JMG has an accumulated deficit of $26,781,365 and has insufficient working capital to fund development and exploratory drilling opportunities. Following the collection of our loan receivable in May 2010, JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2011. Raising additional capital is not considered a viable strategy JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

Results of operations

Revenue. Our revenue is dependent upon success in finding and developing oil and natural gas reserves. Our ownership interest in the production from these properties is measured in BOE per day, a term that encompasses both oil and natural gas production. Revenues, net of royalties and taxes, were $20,700 and $62,200 for the three and nine month periods ended September 30, 2010 and $20,700 and $62,100 for the three and nine month periods ended September 30, 2009, respectively.

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

General and administrative expense. General and administrative expense relates to compensation and overhead for executive officers and fees for general operational and administrative services. General and administrative expenses were $76,640 and $226,682 for the three and nine month periods ended September 30, 2010 and $99,324 and $365,883 for the three and nine month periods ended September 30, 2009, respectively. Expenses consist principally of salaries, stock based compensation, consulting fees and office costs. The decrease in general and administrative expense from 2009 was principally due to a reduction in audit, legal, accounting and consulting fees and bad debt expense.

JMG incurred stock based compensation expense of $73,671 on January 26, 2010 when 473,333 common stock options outstanding at an average exercise price of $3.00 per share were cancelled and 455,000 new options at an exercise price of $0.22 per share and which expire in five years were issued.

Production expense. Production costs include operating costs associated with field activities and geophysical and geological expense. Under the successful-efforts method, costs such as geological and geophysical, exploratory dry holes and delay rentals are expensed as incurred. Production expenses have been accrued based on historic production data pending the outcome of our litigation with NEO. Accrued expenses were $22,315 and $48,315 for the three and nine month periods ended September 30, 2010 and $16,105 and $42,201 for the three and nine month periods ended September 30, 2009, respectively.

Depletion, depreciation. amortization and impairment expense. Depletion, depreciation, amortization and impairment expenses were $2,321 and $6,838 for the three and nine month periods ending September 30, 2010 and $2,165 and $174,794 for the three and nine month periods ending September 30, 2009, respectively. The decrease in 2010 was principally due to a $169,000 increase in the impairment reserve for undeveloped land in the quarter ended March 31, 2009.

Accretion expense. As of September 30, 2010, the estimated present value of the Company’s asset retirement obligation was $29,538 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $281 and $843 was recorded for the three and nine month periods ending September 30, 2010.

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

Interest income. Interest income was $3,699 and $6,234 for the three and nine month periods ending September 30, 2010 and was $63 and $773 for the three and nine month periods ending September 30, 2009, respectively. Interest was principally attributable to investment of the proceeds of the loan receivable from Newco, Inc which was paid in full in May 2010.

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

Liquidity and capital resources

At September 30, 2010, we had $1,745,056 in cash and cash equivalents. Since our incorporation, we have financed our operating cash flow needs through private and public offerings of equity securities. JMG has the following warrants outstanding as of September 30, 2010:

Warrant summary

	Number of warrants outstanding	Exercise price	Maximum proceeds	Expiration Date
Warrants issued in the preferred stock private placement	369,249	$6.00	2,215,494	01/15/2011
Warrants issued upon conversion of preferred stock	1,739,500	$4.25	7,392,875	01/15/2011
Warrants issued our initial public offering	1,763,802	$5.00	8,819,010	01/15/2011
Warrants issued to our underwriters	190,000	$7.00	1,330,000	08/03/2012
Total	4,062,551	various	19,757,379	various

As of September 30, 2010, we had an accumulated deficit of $26,781,365 and have insufficient working capital to fund development and exploratory drilling opportunities. Following the collection of our loan receivable in May 2010, JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2011. Raising additional capital is not considered a viable strategy JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

Cash flow used in operations. Cash utilized by operating activities was $(177,757) for the nine month period ended September 30, 2010 and $(257,227) for the nine month periods ended September 30, 2009. The use of cash in 2010 was attributable to net loss of $201,078 which was decreased by stock based compensation of $73,671, depletion and related charges of $7,678 and an increase in the allowance for doubtful accounts of $41,400 which did not use cash. The cash requirements were also increased by a decrease in accounts receivable of $41,400, a decrease in due to affiliate of $36,211 and a decrease in accounts payable and accrued liabilities of $21,817.

The use of cash for the nine months ended September 30, 2009 was principally attributable to a net loss of $364,619 adjusted by a decrease in accounts payable and accrued liabilities of $121,982 and a decrease in amounts due to JED Oil of $101,179. These cash requirements were offset by a decrease in accounts receivable of $110,948, a decrease in other assets of $30,000, a decrease in prepaid expenses of $14,552 and loss on disposition of property and equipment of $6,316 which did not collectively utilize cash

Cash flow provided by investing activities. Cash provided by investing activities was $1,900,000 for the nine month period ended September 30, 2010 and $0 for the nine month period ended September 30, 2009. Pursuant to the Settlement Agreement between JMG, Newco, and Iris, received payment of $1,900,000 in May 2010.

Cash flow used in financing activities. Cash flows from financing activities was $0 for the nine month periods ended September 30, 2010 and 2009.

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

Contractual obligations and commitments

None.

Related Party Transactions

JED Oil Inc. JMG had a Joint Services Agreement with JED Oil Inc. (“JED”). Under the Agreement, JED provided all required personnel, office space and equipment, at standard industry rates for similar services. The Joint Services Agreement was terminated upon Jed’s reorganization in November 2009. There were no payments to JED under this agreement during the three and nine month periods ended September 30, 2010 and 2009. The total amount payable to JED was $0 at September 30, 2010.

Skeehan & Company. Joseph Skeehan, a director of JMG, is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $8,805 and $9,833 during the three and nine month periods ended September 30, 2010 and $14,320 and $40,837 during the three and nine month periods ended September 30, 2009, respectively. There is no balance due Skeehan & Company as of September 30, 2010.

Outlook and Proposed Transactions

As of September 30, 2010, we had an accumulated deficit of $26,781,365 and have insufficient working capital to fund development and exploratory drilling opportunities. Following the collection of our loan receivable in May 2010, JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2011. Raising additional capital is not considered a viable strategy JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

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

Interest Rate Risk. Interest rate risk will exist principally with respect to any future indebtedness that bears interest at floating rates. At September 30, 2010, we had no long-term indebtedness and do not contemplate utilizing indebtedness as a means of financing operations.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, the Company carried out an assessment under the supervision and with the participation of our Chief Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(1) and I 5d-15(1)). Our Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2010.

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of September 30, 2010. Because the remedial actions may require hiring of additional personnel, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our Commission reporting obligations

 Changes in Internal Control Over Financial Reporting

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

JMG Exploration, Inc

Date: November 10, 2010	/s/ Justin Yorke
Justin Yorke
Chief Executive and Financial Officer, and President