Form 10-K
period 2010-12-31
JMG Exploration, Inc.
filed 2011-03-14
CIK 1299967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer ☐                                                                            Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)    Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate worldwide market value of the voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2010 was approximately $2,402,462 based on the closing price of $0.62  per share on that date.

The number of shares of the registrant’s Common Stock outstanding as of December 31, 2010 was 5,188,409.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

Business

1

Properties

5

Risk Factors

8

Legal Proceedings

10

Submission of Matters to a Vote of Security Holders

10

Market For Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

11

Management’s Discussion and Analysis of Financial Conditions and Results of Operations

12

Quantitative and Qualitative Disclosures About Market Risk

18

Financial Statements and Supplementary Data

19

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

19

Controls And Procedures

20

Other Information

21

Directors and Executive Officers of the Registrant

22

Executive Compensation

24

Security Ownership of Certain Beneficial Owners and Management  and Related Stockholder Matters

27

Certain Relationships, Related Transactions, and Director Independence

29

Principal Accounting Fees and Services

29

Exhibits and Financial Statement Schedules

30

Signatures

32

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report constitute forward-looking statements. Forward-looking statements can often be identified by terminology such as may, will, should, expect, plan, intend, expect, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of JMG Exploration Inc. (“JMG”, “we”, “us” or the “Company”), or developments in the Company’s industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include, without limitation, fluctuation of natural gas prices, the ability of the Company to successfully collect its loan receivable, the ability of the Company to identify potential merger candidates, the sufficiency of remaining cash to fund ongoing operations. For additional factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, please see the risks and uncertainties described under “Business — Risk Factors” in Part I of this Annual Report. Certain of the forward-looking statements contained in this Report are identified with cross-references to this section and/or to specific risks identified under “Business — Risk Factors.” We undertake no obligation to update any forward-looking statements after the date of this Annual Report, whether as a result of new information, future events or otherwise.

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

As of December 31, 2010, JMG has an accumulated deficit of $26,849,359 and has insufficient working capital to fund development and exploratory drilling opportunities. Following the collection of our loan receivable in May 2010, JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2012. Raising additional capital is not considered a viable strategy and JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

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

On July 16, 2009, Jonah/Pinedale Partners LLC and JMG filed a Statement of Claim in the Court of Queen's Bench Of Alberta in the Judicial District Of Calgary Regarding NEO Exploration Inc. and  Ptarmigan Lands. In March 2005, JMG agreed to farm-in on the interests of the co-plaintiff, Jonah/Pinedale Partners. NEO, an Alberta, Canada corporation, through its wholly owned U.S. (Montana) partnership Ptarmigan Lands, became the operators of the Pinedale natural gas property effective January 1, 2009. To date, NEO has failed to report to JMG an accounting of Pinedale production or to remit to JMG their working interest in such  production. We have accrued production revenues based on historical production data but have fully reserved accounts receivable from NEO pending the outcome of the litigation. Management believes that NEO’s failure to remit JMG’s share of the production revenue is ungrounded, that JMG will prevail in the litigation and that no further impairment of the Pinedale natural gas property is warranted.

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

In January 2007, JMG sold its working interests in its lands in North Dakota where it had been targeting the Bakken zone for approximately $5,078,500. This agreement excluded the North Dakota lands where JMG had been developing its Midale play.

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

Newco Loan

On September 5, 2007, JMG signed a Share Exchange Agreement  with the shareholders of Newco Group Limited, a limited liability company organized under the laws of the British Virgin Islands (“Newco”). In conjunction with the Share Exchange Agreement, in September 2007 JMG provided Newco a $3,000,000 loan to enable Newco to purchase a 39% equity interest in Iris Computers Ltd., one of the leading distributors of IT products in India (“Iris”).  As security for the loan, JMG received a security interest in the ordinary shares of Iris purchased by Newco with the proceeds of the JMG loan. As further security for the loan, JMG received an irrevocable proxy from ESAPI Ltd., a company organized under the laws of the Commonwealth of the Bahamas (“ESAPI”), granting to JMG the right to vote the 14.5% equity interest in Iris currently owned by Newco that have been pledged to ESAPI by Newco as security for a loan by ESAPI to Newco. This proxy expired December 31, 2008.

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

On November 11, 2009, JMG entered into a Settlement Agreement between Newco, and Iris. The Settlement Agreement provided that all rights, claims and demands of all parties are settled in full upon JMG’s surrender of 1,427,665 shares of Iris held as collateral for the loan and JMG’s receipt of $1,900,000. Payment to JMG and the transfer of the shares occurred in May 2010. JMG reduced its valuation allowance by $750,000 in the 4th quarter 2009.

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

Strategy

JMG’s business strategy is no longer based on drilling oil and natural gas exploratory projects. JMG seeks to maintain the value of its existing natural gas property in Pinedale and continue to explore a possible sale or merger with another party.

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

Business Relationships with JED Oil Inc.

JMG had a Joint Services Agreement with JED Oil Inc. (“JED”). Under the Agreement, JED provided all required personnel, office space and equipment, at standard industry rates for similar services. The Joint Services Agreement was terminated upon JED’s reorganization in November 2009. JED was considered an affiliate because of its ownership interest in JMG and because two of our directors were directors of JED. All transactions are recorded at the exchange amount. Total expenses incurred under this agreement during the years ended December 31, 2010 and 2009 were $0. Amounts payable to JED or its successor Steen River Oil & Gas Ltd. as of December 31, 2010 and 2009 for services up through termination of the agreement were $34,764 and $36,211, respectively.

Interpersonal Relationships with JED

The following officers and directors were affiliated with JED up to its reorganization on November 20, 2009 when it was also renamed Steen River Oil & Gas Ltd.:

•

Thomas J. Jacobsen was a director of JMG until his resignation in October 2010 and was Chief Executive Officer and a director of JED.

•

Justin W. Yorke is a director of JMG and was Chairman of the JED board of directors.

Oil and natural gas development and exploration.

JMG is no longer engaged in development and exploratory drilling opportunities. JMG seeks to maintain the value of its existing natural gas property in Pinedale and continue to explore a possible sale or merger with another party.

Competition

JMG’s interest in the Pinedale gas production is sold to a regional distributor in Wyoming at spot rates prevailing at the time. The property is managed by Neo Exploration who handles all day to day matters and, although it is currently not doing so, NEO Exploration is required to remit to JMG its share of revenues and operating costs on a monthly basis. The ongoing Pinedale operations are not labor intensive and there is little competition for services or supplies that would impact operations. Natural gas is a commodity and there is no direct competition in its regional pricing.

Geographic Segments

Prior to September 2007, the majority of JMG’s assets and revenues were located in North Dakota. Subsequent to the sale of all North Dakota property in September 2007, holdings in Wyoming now account for 100% of our assets and revenue.

Employees

As of December 31, 2010, JMG has one employee as its senior officer: our President, Chief Executive Officer and Chief Financial Officer. Unions do not represent our employee.

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

Properties

Pinedale Anticline

JMG has a joint venture on one section of land with a 18.6% working interest on the Pinedale anticline in the Jonah field of the Green River Basin in west central Wyoming. The drilling target was the Lower Cretaceous Lance sandstone at approximately the 15,000 foot vertical drill depth level and two wells were drilled in 2006. The tight gas in the Lance Formation typically demonstrates poor reservoir connectivity to offsetting wells thereby necessitating down spacing to 40 acres with large multiple fracture stimulations. Extensive gas gathering infrastructure is present in the immediate area.

On July 16, 2009, Jonah/Pinedale Partners LLC and JMG filed a Statement of Claim in the Court of Queen's Bench Of Alberta in the Judicial District Of Calgary Regarding NEO Exploration Inc. and  Ptarmigan Lands. In March 2005, JMG agreed to farm-in on the interests of the co-plaintiff, Jonah/Pinedale Partners. NEO, an Alberta, Canada corporation, through its wholly owned U.S. (Montana) partnership Ptarmigan Lands, became the operators of the Pinedale natural gas property effective January 1, 2009. To date, NEO has failed to report to JMG an accounting of Pinedale production or to remit to JMG their working interest in such  production. We have accrued production revenues and costs based on historical production data but have fully reserved accounts receivable from NEO pending the outcome of the litigation. Management believes that NEO’s failure to remit JMG’s share of the production revenue is ungrounded, that JMG will prevail in the litigation and that no further impairment of the Pinedale natural gas property is warranted.

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

Carbon County, Utah

JMG entered into a joint area of interest with Fellows Energy Ltd in November 2004 to evaluate the Gordon Creek project in Carbon County, eastern Utah. The Carbon County Fellows project was sold together with the Weston County Fellows project effective January 31, 2008 at approximate book value for $385,000.

Proved Undeveloped Reserves (PUD’s)

As of December 31, 2010, we had no proved undeveloped reserves.

Reserve Estimation

The reserve quantity and future net cash flow information as of and for the years ended December 31, 2010 and 2009 was based on a reserve report prepared by CG Engineering Ltd. for the year ending December 31, 2007, as adjusted for 2008, 2009 and 2010 production. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

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

As of December 31, 2010 and 2009, the Company’s gas reserves were all proved developed. Presented below is a summary of the changes in estimated  gas reserves of the Company for the year ended December 31, 2010:

	Year Ended December 31, 2010
	Oil or Condensate	Gas
	(Bbl)	(Mcf)
Beginning of year	2,000	110,908
Revisions of previous estimates	-	-
Sale of reserves	-	-
Production	(400)	(3,793)
	1,600	107,115

The following tables detail the net reserves of the Company as of December 31, 2010 using average prices and costs, and the aggregate net present value of future net revenue attributable to the reserves estimated using average prices and costs, calculated using a discount rate of 10%.

Reserves Category	Light Crude Oil Net (bbl)	Natural Gas (mcf)
Proved :
Developed Producing	1,600	107,115
Developed Non-Producing	-	-
Total Proved	1,600	107,115

Net Present Values of Future Net Revenues
Constant Prices and Costs

Reserves Category - Before Income Taxes Discounted at 10% a year	Light Crude Oil Net (bbl)	Natural Gas (mcf)
Proved:
Developed Producing	$ 56,545	$ 132,208
Developed Non-Producing	-	-
Total Proved	$ 56,545	$ 132,208

The following table summarizes the Corporation’s interests in oil and gas wells as of December 31, 2010:

Producing and Non-producing Wells

Wyoming
	Gross	Net
Oil Wells:
Producing	-	-
Non-Producing	-	-
Gas Wells:
Producing	2	0.5
Non-Producing	-	-

Capital Expenditures

There were no capital expenditures for the years ended December 31, 2010 and 2009.

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

The following officers and directors were affiliated with JED up to its reorganization on November 20, 2009 when it was also renamed Steen River Oil & Gas Ltd.:

•

Thomas J. Jacobsen was a director of JMG and was Chief Executive Officer and a director of JED.

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

We have identified material weaknesses in our internal control over financial reporting and cannot provide assurance that additional material weaknesses will not be identified in the future. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price. See “Controls and Procedures.”

There is no current agreement for a business combination and no minimum requirements for a business combination.

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

Legal Proceedings

On July 16, 2009, Jonah/Pinedale Partners LLC and JMG filed a Statement of Claim in the Court of Queen's Bench Of Alberta in the Judicial District Of Calgary Regarding NEO Exploration Inc. and  Ptarmigan Lands. In March 2005, JMG agreed to farm-in on the interests of the co-plaintiff, Jonah/Pinedale Partners. NEO, an Alberta, Canada corporation, through its wholly owned U.S. (Montana) partnership Ptarmigan Lands, became the operators of the Pinedale natural gas property effective January 1, 2009. To date, NEO has failed to report to JMG an accounting of Pinedale production or to remit to JMG their working interest in such  production. We have accrued production revenues and costs based on historical production data but have fully reserved accounts receivable from NEO pending the outcome of the litigation. Management believes that NEO’s failure to remit JMG’s share of the production revenue is ungrounded, that JMG will prevail in the litigation and that no further impairment of the Pinedale natural gas property is warranted.

Other than the above, there are no material outstanding or threatened legal claims by or against us.

Submission of Matters to a Vote of Security Holders

None.

Unresolved Staff Comments

As of the date of this filing, we have no unresolved comments from the staff of the SEC.

PART II

Market For Our Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock was quoted on the NYSE Arca Exchange under the symbol “JMG” since our initial public offering on August 5, 2005 through March 2008. In March 2008 the Company was delisted by the NYSE Arca Exchange and was subsequently traded on the OTC Pink Sheets. Prior to our initial public offering, there was no public market for our common stock. The following table shows the high and low bid prices for the OTC Pink Sheets for the periods indicated:

	High	Low
OTC Pink Sheets

Year ended December 31, 2010:
Quarter ended December 31, 2010	0.85	0.45
Quarter ended September 30, 2010	0.54	0.31
Quarter ended June 30, 2010	0.39	0.22
Quarter ended March 31, 2010	0.34	0.18
Year ended December 31, 2009:
Quarter ended December 31, 2009	0.36	0.15
Quarter ended September 30, 2009	0.37	0.11
Quarter ended June 30, 2009	0.25	0.09
Quarter ended March 31, 2009	0.40	0.15

As of December 31, 2010, there were 34 holders of record of the Common Stock and 5,188,409 shares of the Common Stock outstanding. The number of holders of record is calculated excluding individual participants in securities positions listings. The closing price of our shares on December 31, 2010, was $0.62.

We have never paid cash dividends on the Common Stock and do not intend to pay cash dividends on the Common Stock in the foreseeable future. Our board of directors intends to retain any earnings to provide funds for the operation and expansion of our business.

Recent Sales of Unregistered Securities

None.

Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following Management’s Discussion and Analysis of financial results as provided by the management of JMG Exploration, Inc. (“JMG”) should be read in conjunction with the audited consolidated financial statements and notes for the years ended December 31, 2010 and 2009. This commentary is based upon information available to March 1, 2011.

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

As of December 31, 2010, JMG has an accumulated deficit of $26,849,359. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. Raising additional capital is not considered a viable strategy and  JMG is exploring a possible sale or merger with another party.

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

Results of operations

Revenue. Our revenue is dependent upon success in finding and developing oil and natural gas reserves. Our ownership interest in the production from these properties is measured in BOE per day, a term that encompasses both oil and natural gas production. Revenues were $82,800 for the years ended December 31, 2010 and 2009.

 Critical to our revenue stream is the market price for natural gas. Commodity benchmark prices for natural gas are as follows:

December 31,	2010	2009
Natural gas (CIF) price per mcf	$4.20	$4.44

On July 16, 2009, Jonah/Pinedale Partners LLC and JMG filed a Statement of Claim in the Court of Queen's Bench Of Alberta in the Judicial District Of Calgary Regarding NEO Exploration Inc. and  Ptarmigan Lands. In March 2005, JMG agreed to farm-in on the interests of the co-plaintiff, Jonah/Pinedale Partners. NEO, an Alberta, Canada corporation, through its wholly owned U.S. (Montana) partnership Ptarmigan Lands, became the operators of the Pinedale natural gas property effective January 1, 2009. To date, NEO has failed to report to JMG an accounting of Pinedale production or to remit to JMG their working interest in such production. We have accrued production revenues and costs based on historical production data but have fully reserved accounts receivable from NEO pending the outcome of the litigation. Management believes that NEO’s failure to remit JMG’s share of the production revenue is ungrounded, that JMG will prevail in the litigation and that no further impairment of the Pinedale natural gas property is warranted.

We may use derivative financial instruments when we deem them appropriate to hedge exposure to changes in the price of natural gas, fluctuations in interest rates and foreign currency exchange rates. JMG currently does not have any financial derivative contracts or fixed price contracts in place.

General and administrative expense. General and administrative expense relates to compensation and overhead for executive officers and fees for general operational and administrative services. For the years ending December 31, 2010 and 2009, general and administrative expenses were $297,902 and $(327,012), respectively. Expenses consist principally of salaries, consulting fees and office costs which normally fluctuate according to development activity. Salaries expense for 2010 and 2009 included stock based compensation of $73,673 and $0, respectively, as discussed below. The credit balance in 2009 is principally due to the Settlement Agreement between Newco Group Ltd. and Iris Computers Ltd., whereby JMG reduced its valuation allowance by $750,000 in the 4th quarter 2009.

The Company has a stock option plan under which employees, directors and consultants are eligible to receive grants. The Company follows the fair value recognition provisions of ASC 718, Share-Based Payment, using the modified-prospective-transition method.  Under that method, compensation cost recognized includes all share-based payments granted based on the grant-date fair value estimated in accordance with the provisions of  ASC 718.

Stock-based compensation expense for the years ended December 31, 2010 and 2009 was $73,673 and $0, respectively. On January 26, 2010 JMG cancelled 473,333 common stock options outstanding at an average exercise price of $3.00 per share and issued 455,000 new options at an exercise price of $0.22 per share and which expire in five years. With respect to the issuance of the new stock options, JMG incurred stock based compensation expense of $73,673 for the year ended December 31, 2010.

Production expense. Production costs include operating costs associated with field activities and geophysical and geological expense. Under the successful-efforts method, costs such as geological and geophysical, exploratory dry holes and delay rentals are expensed as incurred. Production expenses for the years ended December 31, 2010 and 2009 were $64,420 and $58,306, respectively .

Depletion, depreciation, amortization and impairment. Depletion, depreciation, amortization and impairment expense for the years ended December 31, 2010 and 2009 was $9,202 and $318,321, respectively. An impairment charge of $338,000 was recorded against undeveloped property during the year ended December 31, 2009.

Accretion expense. As at December 31, 2010, the estimated present value of the Company’s asset retirement obligation was $30,100 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $1,405 and $1,124 was recorded for the years ended December 31, 2010 and 2009.

Interest expense. Interest expense for the years ended December 31, 2010 and 2009 was $82 and $260, respectively.

Interest income. Interest for the years ending December 31, 2010 and 2009 was $8,594 and $798, respectively. Interest income is from temporary investment of operating cash. The decrease in 2009 is due to lower cash balances.

Other income. Other income principally represents accounts payable and accrued expenses from 2007 that were determined to no longer represent liabilities.

 Income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no income tax examinations underway for these jurisdictions, although the tax years ended December 31, 2009, 2008, 2007 and 2006 are all still open for examination.

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

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized.  As a result of this valuation allowance, the effective tax rate for the years ended December 31, 2010 and 2009 is zero percent.

Deemed dividend on warrant extension. On January 8, 2010 JMG extended the expiration dates of all warrants, except those issued to our underwriters, to January 15, 2011. A total of 369,249 $6.00 warrants, 1,739,500 $4.25 warrants, and 1,763,802 $5.00 warrants were to expire on January 15, 2010. A deemed dividend of $638,804 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model.

On August 3, 2010 JMG extended the expiration date of 190,000 warrants issued to our underwriters to August 3, 2012. A total of 190,000 $7.00 warrants were to expire on August 3, 2010. A deemed dividend of $47,001 for this extension of the warrant expiration date was calculated using the Black-Scholes option-pricing model.

Liquidity and capital resources

Cash flows and capital expenditures

At December 31, 2010, we had $1,714,959 in cash and cash equivalents. Since our incorporation, we have financed our operating cash flow needs through private and public offerings of equity securities.  As of December 31, 2010, JMG has an accumulated deficit of $26,849,359 and has insufficient working capital to fund development and exploratory drilling opportunities. Following the collection of our loan receivable in May 2010, JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2012. Raising additional capital is not considered a viable strategy and JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

JMG has the following warrants outstanding as of December 31, 2010:

Warrant summary as of December 31, 2010	Number of warrants outstanding	Exercise price	Maximum proceeds	Expiration Date
Warrants issued in the preferred stock private placement	369,249	$6.00	2,215,494	01/15/2012
Warrants issued upon conversion of preferred stock	1,739,500	$4.25	7,392,875	01/15/2012
Warrants issued our initial public offering	1,763,802	$5.00	8,819,010	01/15/2012
Warrants issued to our underwriters	190,000	$7.00	1,330,000	08/03/2012
Total	4,062,551	various	17,757,379	various

On January 3, 2011 the Company extended the expiration dates of all warrants, except those issued to our underwriters, to January 15, 2012. A total of 369,249 $6.00 warrants, 1,739,500 $4.25 warrants, and 1,763,802 $5.00 warrants were to expire on January 15, 2010. A deemed dividend of $548,804 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model.

Cash flow used in operations.

Cash utilized by operating activities was $(207,854) for the year ended December 31, 2010. The use of cash was principally attributable to the net loss for the year of $(269,072), decreased by a increase in accounts payable and accrued liabilities of $21,615 and due to JED Oil Inc of $1,447 which did not utilize cash. The reductions in cash flow were offset by items that did not use cash: depletion, depreciation, impairment and accretion expense of $10,607 and stock based compensation of $73,673.

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

Cash flow used in (provided by) investing activities.

Cash provided by investing activities was $1,900,000 for the twelve month period ended December 31, 2010 and $0 for the twelve month period ended December 31, 2009. Pursuant to the Settlement Agreement between JMG, Newco, and Iris, received payment of $1,900,000 in May 2010.

Cash flow used in (provided by) financing activities.

There was no cash flow used in (provided by) financing activities for the years ended December 31, 2010 and 2009.

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

JMG engaged an independent engineering firm to evaluate 100% of our oil and gas reserves as of and for the year ended December 31, 2007 and prepare a report thereon. Their report was utilized in the calculations of depletion, depreciation and impairment expense for the year ended December 31, 2007. For the year ended December 31, 2010, 2009 and 2008, JMG adjusted the 2007 reserve information per this report based on 2010, 2009 and 2008 production, current prices for natural gas and a review of other assumptions utilized in the 2007 reserve report. JMG’s only reserves as of December 31, 2010 consists of the Pinedale Anticline natural gas reserves. We believe there has been no significant change in the Pinedale Anticline operations since its evaluation in 2007. There have been no additions or deletions in drilling operations and operating costs have not changed significantly. The estimation of the reserve volumes and future net revenues set out in the report is complex and subject to uncertainties and interpretations. Judgments are based upon engineering data, projected future rates of production, current and forecast commodity prices, and the timing of future expenditures. Inevitably the estimates of reserve volumes and future net revenues will vary over time as new data becomes available and estimates of future net revenues do not represent fair market value.

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

None.

Related Party Transactions

JMG had a Joint Services Agreement with JED Oil Inc. (“JED”). Under the Agreement, JED provided all required personnel, office space and equipment, at standard industry rates for similar services. The Joint Services Agreement was terminated upon JED’s reorganization in November 2009. JED was considered an affiliate because of its ownership interest in JMG and because two of our directors were directors of JED. All transactions are recorded at the exchange amount. Total expenses incurred under this agreement during the years ended December

31, 2010 and 2009 were $0 and $0, respectively. Amounts payable to JED or its successor Steen River Oil & Gas Ltd. as of December 31, 2010 and 2009 for services up through termination of the agreement were $34,764 and $36,211, respectively.

Joseph Skeehan, the Chief Executive Officer, President and a director of JMG is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $21,420 and $38,049 respectively for the years ended December 31, 2010 and 2009.

Outlook

As of December 31, 2010, we had an accumulated deficit of $26,849,359 and insufficient working capital to fund development and exploratory drilling opportunities. Following the collection of our loan receivable in May 2010, JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2012. Raising additional capital is not considered a viable strategy JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

Subsequent events

On January 3, 2011 the Company extended the expiration dates of all warrants, except those issued to our underwriters, to January 15, 2012. A total of 369,249 $6.00 warrants, 1,739,500 $4.25 warrants, and 1,763,802 $5.00 warrants were to expire on January 15, 2011. A deemed dividend of $548,804 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model.

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

Interest Rate Risk. Interest rate risk will exist principally with respect to any future indebtedness that bears interest at floating rates. At December 31, 2010, we had no long-term indebtedness and do not contemplate utilizing indebtedness as a means of financing operations.

Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

JMG Exploration Inc.
Financial Statements

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Controls And Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, the Company carried out an assessment under the supervision and with the participation of our Chief Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(1) and I 5d-15(1)). Our Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company maintains internal controls over financial reporting to include those policies and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's ("SEC's") rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including the Company's Chief Executive and Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our Chief Executive and Financial Officer concluded as of December 31, 2010 that our internal controls over financial reporting were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Our Chief Executive and Financial Officer concluded that as of December 31, 2010 the following material weaknesses existed:

(1)

We did not maintain a sufficient level of resources within our accounting department, and

(2)

We did not effectively implement comprehensive entity-level internal controls.

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

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

Material Weaknesses and Related Remediation Initiatives

Set forth below is a summary of the various significant deficiencies which caused management to conclude that we had the material weaknesses identified above.  Through the efforts of management, external consultants and our Audit Committee, we have developed a specific action plan to remediate the material weaknesses. We expect to implement these various action plans during 2011.  If we are able to complete these action plans in a timely manner, we anticipate that all control deficiencies and material weaknesses will be remediated by December 31, 2011.

 We did not effectively implement comprehensive entity-level internal controls and did not maintain a sufficient level of resources within our accounting department, as discussed below:

•

Financial Close Process.  JMG only prepares financial statements on a quarterly basis which increases the potential that any unusual activities or transactions will not be detected on a timely basis.

•

Cash Disbursement Process.  Our accounting personnel performed all bookkeeping activities including cash disbursements, cash receipts, and monthly bank reconciliations. The lack of segregation of duties in this area increased the potential that any fraud would not be detected on a timely basis.

•

Reporting Deficiencies.  We did not perform timely and sufficient internal or external reporting of our progress and evaluation of prior year material weaknesses or the current fiscal year internal control deficiencies.

Remediation of Internal Control Deficiencies and Expenditures

It is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period. We are developing specific action plans for each of the above material weaknesses. We are uncertain at this time of the costs to remediate all of the above listed material weaknesses, however, we anticipate the cost to be insignificant.

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2010. Because the remedial actions may require hiring of additional personnel, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our Commission reporting obligations.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Other Information

None.

PART III

Directors, Executive Officers and Corporate Governance

Our directors and executive officers are:

Name	Age	Positions
Joseph W. Skeehan	56	Chairman and Director
Reuben Sandler, Ph.D.	74	Director
Justin W. Yorke	44	Chief Executive Officer, Chief Financial Officer, President, and Director

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

Board of Directors

Our board of directors is comprised of three directors. Our directors serve one year terms, or until an earlier resignation, death or removal, or their successors are elected. There are no family relationships among any of our directors or officers. The Board of Directors has no formal policy regarding diversity of Board members.

Committees of the Board of Directors

On January 7, 2011, the Board of Directors voted to eliminate all committees and have the full board present for all corporate business.

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

Executive Compensation

Compensation Discussion and Analysis

The Board of Directors has responsibility for the Company’s overall executive compensation policy, including such items as (i) the annual base salary, annual bonus, and annual and long-term equity-based or other incentives of each corporate officer, including the CEO; (ii) corporate goals and objectives relevant to each executive officer’s compensation, evaluate each executive officer's performance in light of those goals and objectives, and recommend each executive officer's compensation level based on this evaluation, which recommendation will be subject to approval by the full Board; and (iii) any other matter, such as severance agreements, change in control agreements, or special or supplemental executive benefits, within the Committee's authority.

The overall compensation policy, which is applicable to JMG executive officers, is to position the aggregate of the compensation components at a level commensurate with the Company’s size and performance relative to similar companies. The Board of Directors seeks to make compensation decisions consistent with the long-term growth and performance objectives of the Company and implements its compensation policy in a manner designed to maximize shareholder benefit by aligning the interests of employees with the interests of shareholders through the award of stock options.

The Company’s executive compensation program currently consists primarily of salary and incentive awards in the form of stock options. The Board of Directors believes that stock options awarded under the JMG equity compensation plan provide the most useful incentive to encourage executive officers to maximize productivity and efficiency because the value of such options relates to the Company’s stock price. Awards under the equity compensation plan have the effect of more closely aligning the interests of the Company’s employees with its shareholders, while at the same time offering an attractive vehicle for the recruitment, retention, and compensation of employees.

Summary Compensation and Grants

The following table provides a summary of annual compensation for our executive officers for the years ended December 31, 2010 and 2009. We do not have an employment agreement with our executive officer.

	Annual compensation				Total
Name and principal position	Year	Salary	Bonus	Option Grants (3)
Justin W. Yorke President, Chief Executive and Financial Officer, Director (2)	2010 2009	- -	- -	$ 13,763 -	$ 13,763 -
Joseph W. Skeehan President, Chief Executive and Financial Officer, Director (1)	2010 2009	- $ 18,000	- -	- -	- $ 18,000

(3)

Mr. Skeehan became acting President and CEO on July 1, 2006 and acting Chief financial Officer in September 2007. He resigned from both position effective December 15, 2009.

(2)

Mr. Yorke became President, Chief Executive and Financial Officer, and Director effective December 15, 2009. Mr. Yorke receives no compensation for these positions.

(3)

For awards of options, the dollar amount recognized is based on the aggregate grant date fair value of the awards computed in accordance with FASB Accounting Standards Codification Topic 718, Compensation — Stock Compensation.

Stock options granted during the most recently completed financial year

As of January 26, 2010 all 473,333 outstanding stock options were terminated or expired and 455,000 new options were granted at an exercise price of $0.22 per share. No options were exercised by our executive officers during the years ended December 31, 2010 and 2009.

Outstanding Equity Awards at December 31, 2010

The following table sets forth the number and value of securities underlying options held as of December 31, 2010 by each named executive officer.

	Number of shares underlying unexercised options		Option exercise price	Option expiration date
	Exercisable	Unexercisable
Justin W. Yorke	85,000	-	$0.22	1/26/2015

Compensation of Directors

Directors do not receive compensation for service on the board of directors. We reimburse our directors for their out-of-pocket costs, including travel and accommodations, relating to their attendance at any board of directors meeting. Directors are entitled to participate in our equity compensation plan.

Director compensation in 2010

	Fees earned or paid in cash	Option Awards (2)	Total
Joseph W. Skeehan	n/a	$13,763	$13,763
Thomas J. Jacobsen (1)	n/a	$12,144	$12,144
Reuben Sandler, Ph.D.	n/a	$12,144	$12,144
Justin W. Yorke	n/a	$13,763	$13,763

(2)

Mr. Jacobsen resigned as a Director in October 2010

(2)

For awards of options, the dollar amount recognized is based on the aggregate grant date fair value of the awards computed in accordance with FASB Accounting Standards Codification Topic 718, Compensation — Stock Compensation.

Equity compensation plan

Our board of directors and stockholders approved our equity compensation plan in August 2004. We have authorized a total of 10% of the number of shares outstanding for issuance under this plan. For the purposes of this calculation, the number of shares outstanding includes securities such as warrants. A total of  924,096 shares of common stock are authorized for grant of which 455,000 options have been granted under the plan to officers, directors, employees and consultants. Options issued to directors are fully vested upon date of grant and expire five years from the date of issuance.

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

The equity compensation plan is administered by the Board of Directors who has complete discretion to:

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

Equity compensation plan information as of December 31, 2010
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan	455,000	$0.22	469,096

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

          The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2010 by:

•

each of our executive officers and directors;

•

all executive officers and directors as a group; and

•

each person who is known by us to beneficially own more than 5% of our outstanding common stock.

As of December 31, 2010, there were 5,188,409 shares of common stock issued and outstanding. Shares of common stock not outstanding but deemed beneficially owned because an individual has the right to acquire the shares of common stock within 60 days, are treated as outstanding when determining the amount and percentage of common stock owned by that individual and by all directors and executive officers as a group. The address of each executive officer and director is 180 South Lake Ave., Seventh Floor, Pasadena, CA 91101. The address of other beneficial owners is set forth below.

Name of beneficial owner	Number of Shares beneficially owned		Percentage of shares outstanding
Executive officers and directors:
Joseph W. Skeehan	93,908	(1)	1.81%
Reuben Sandler, Ph.D.	142,625	(2)	2.75%
Justin W. Yorke	85,000	(3)	1.64%
All executive officers and directors as a group (3persons)	321,924		6.20%
Stockholders owning 5% or more:
Heller 2002 Trust Fred Heller, Trustee 1700 Coronet Drive Reno, Nevada 89509	1,069,358	(4)	19.4%
Gary Frederick P.O. Box 639 Addison, Texas 75001	403,203	(5)	7.77%
2004 Kuhne Family Trust Jay Kuhne, Trustee 79935 Double Eagle La Quinta, California 92253	506,250	(6)	9.5%
John P. McGrain 4 Richland Place Pasadena, CA 91103	476,562	(7)	8.92%

(1)

Includes 85,000 shares of common stock underlying stock options, 4,454 shares of common stock and 4,454 shares of common stock issuable upon the exercise of warrants at $5.00 per share.

(2)

Includes 75,000 shares of common stock underlying stock options, 26,375 shares of common stock, 10,000 shares of common stock issuable upon the exercise of warrants at $5.00 per share, 6,250 shares of common stock issuable upon the exercise of warrants at $6.00 per share and 25,000 shares of common stock issuable upon the exercise of warrants at $4.25 per share.

(3)

Represents 85,000 shares of common stock underlying stock options.

(4)

Information based on Schedule 13D filed with the SEC on February 28, 2006. Includes 189,920 shares of common stock underlying warrants issuable upon the exercise at $5.00 per share and 225,000 shares of common stock issuable upon the exercise of warrants at $4.25.

(5)

Information based on Schedule 13G filed with the SEC on January 6, 2010.

(6)

Information based on Schedule 13D filed with the SEC on August 8, 2005. Includes 225,000 shares of common stock underlying warrants issuable upon the exercise at $4.25 per share and 56,250 shares of common stock issuable upon the exercise of warrants at $6.00. Jay Kuhne is the trustee for the Jay Kuhne Family Trust.

(7)

Includes 206,250 shares of common stock underlying warrants issuable upon the exercise at $4.25 per share and 51,562 shares of common stock issuable upon the exercise of warrants at $6.00.

Certain Relationships, Related Transactions, and Director Independence

This section describes the transactions we have engaged in with persons who were our directors or officers at the time of the transaction, and persons or entities known by us to be the beneficial owners of 5% or more of our common stock since our incorporation on July 16, 2004.

Business Relationships with JED

JMG had a Joint Services Agreement with JED Oil Inc. (“JED”). Under the Agreement, JED provided all required personnel, office space and equipment, at standard industry rates for similar services. The Joint Services Agreement was terminated upon JED’s reorganization in November 2009. JED was considered an affiliate because of its ownership interest in JMG and because two of our directors were directors of JED. All transactions are recorded at the exchange amount. Total expenses incurred under this agreement during the years ended December 31, 2010 and 2009 were $0 and $0, respectively. Amounts payable to JED or its successor Steen River Oil & Gas Ltd. as of December 31, 2010 and 2009 for services up through termination of the agreement were $34,764 and $36,211, respectively.

Interpersonal Relationships with JED

The following officers and directors were affiliated with JED up to its reorganization on November 20, 2009 when it was also renamed Steen River Oil & Gas Ltd

•

Thomas J. Jacobsen was a director of JMG until his resignation in October 2010 and was Chief Executive Officer and a director of JED.

•

Justin W. Yorke is President, Chief Executive and Financial Officer, and a Director of JMG and was Chairman of the JED board of directors.

Skeehan & Company

Joseph Skeehan, a director of JMG is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $21,420 and $46,097, respectively, for the years ended December 31, 2010 and 2009.

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

Principal Accounting Fees and Services

It is the policy of the Company for the Board of Directors to pre-approve all audit, tax and financial advisory services. All services rendered by Hein & Associates LLP were pre-approved by the Board of Directors for the years ended December 31, 2010 and 2009. The aggregate fees billed by Hein & Associates LLP for professional services rendered for the audit of the Company’s financial statements and other services were as follows:

Year ended December 31,	2010	2009
Audit fees	$ 38,800	$ 41,700
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

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

March 14, 2011	JMG Exploration Inc.

	By:	/s/ Justin W. Yorke

Justin W. Yorke
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 14, 2011.

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

JMG Exploration, Inc.

Consolidated Financial Statements

December 31, 2010

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

JMG Exploration, Inc.

Pasadena, California

We  have audited the accompanying consolidated balance sheets of JMG Exploration, Inc. and subsidiary  as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive loss,  stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMG Exploration, Inc. and subsidiary  as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ HEIN & ASSOCIATES LLP

Irvine, California

March 14, 2011

JMG Exploration, Inc.

CONSOLIDATED BALANCE SHEETS

As of December 31,	2010	2009
ASSETS
Current
Cash and cash equivalents	$ 1,714,959	$ 22,813
Accounts receivable, net of $165,600 and $82,800 allowance for doubtful accounts in 2010 and 2009	-	-
Prepaid expenses	-	-
	1,714,959	22,813
Other assets	-	-
Loan Receivable, net of $1,100,000 valuation allowance in 2009	-	1,900,000
Oil and gas properties (accounted for under the successful efforts method of accounting), net of depreciation, depletion, amortization and impairment	53,773	62,975
	$ 1,768,732	$ 1,985,788
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$ 49,900	$ 193,994
Accrued liabilities	273,044	150,565
Due to affiliate	34,764	36,211
	357,708	380,770
Asset retirement obligations	30,100	28,695
	387,808	409,465
Commitments and Contingencies
Stockholders’ equity
Share capital
Common stock - $.001 par value; 25,000,000 shares authorized; 5,188,409 shares issued and outstanding at December 31, 2010 and 2009.	5,188	5,188
Preferred stock - $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2010 and 2009.	-	-
Additional paid-in capital	26,066,658	25,307,180
Share purchase warrants	2,184,452	2,184,452
Accumulated deficit	(26,849,359)	(25,894,482)
Accumulated other comprehensive earnings	(26,015)	(26,015)
	1,380,924	1,576,323
	$ 1,768,732	$ 1,985,788

The accompanying notes are an integral part of these audited consolidated financial statements.

 JMG Exploration, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years ended December 31,	2010	2009
Revenues
Gross revenue	$ 96,000	$ 96,000
Less royalties and taxes	(13,200)	(13,200)
	82,800	82,800

Costs and Expenses
General and administrative	297,902	(327,012)
Production expenses	64,420	58,306
Depletion, depreciation, amortization and impairment	9,202	318,321
Accretion on asset retirement obligation	1,405	1,124
	372,929	50,739
Income (loss) from operations	(290,129)	32,061
Other Income and Expense
Interest expense	(82)	(260)
Interest income	8,594	798
Other income	14,145	129,616
Provision for income tax	(1,600)	(800)
	21,057	129,354
Net income (loss) for the period	(269,072)	161,415
Less: deemed dividend on warrant extension	685,805	-
Net income (loss) applicable to common shareholders	$ (954,877)	$ 161,415
Basic and diluted weighted average shares outstanding	5,188,409	5,188,409

Net income (loss) applicable to common shareholders for the period per share, basic and diluted	$ (0.18)	$ 0.03

The accompanying notes are an integral part of these audited consolidated financial statements.

JMG Exploration, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years ended December 31,	2010	2009

Net income (loss) for the period	$ (269,072)	$ 161,415

Other comprehensive income:
Foreign exchange translation adjustment	-	(94)
Comprehensive income (loss) for the period	$ (269,072)	$ 161,321

The accompanying notes are an integral part of these audited consolidated financial statements.

JMG Exploration, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31,	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$ (269,072)	$ 161,415
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Stock-based compensation	73,673	-
Depletion, depreciation, accretion and impairment	10,607	347,118
Gain on sale of property and equipment	-	6,316
Bad debt expense	82,800	-
Change in loan receivable valuation allowance	-	(750,000)
Other changes:
Decrease in other assets	-	30,000
Increase in accounts receivable	(82,800)	104,048
Decrease in prepaid expenses	-	14,552
Decrease in accounts payable and accrued liabilities	(21,615)	(74,622)
Decrease in due to affiliate	(1,447)	(101,179)
Cash used in operating activities	(207,854)	(262,352)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from note receivable	1,900,000	-
Cash provided by investing activities	1,900,000	-
CASH FLOWS FROM FINANCING ACTIVITIES:	-	-
Effect of foreign exchange on cash and cash equivalents	-	(94)
Net increase (decrease) in cash and cash equivalents	1,692,146	(262,446)
Cash and cash equivalents, beginning of period	22,813	285,259
Cash and cash equivalents, end of period	$ 1,714,959	$ 22,813
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 82	$ 260
Income taxes	$ 1,600	$ 800
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extension of warrant expiration date – deemed dividend	$ 685,805	$ -

The accompanying notes are an integral part of these audited consolidated financial statements.

JMG Exploration, Inc.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock	Additional Paid-in Capital	Share Purchase Warrants	Accumu-lated Deficit	Accumu-lated Other Compre-hensive Loss	Total
	No. Shares	Amt
	#	$	$	$	$	$	$	$
Balance at December 31, 2008	5,188,409	5,188	-	25,307,180	2,184,452	(26,055 ,897)	(25,921)	1,415,002
Net income for the year ended December 31, 2009	-	-	-	-	-	161,415	(94)	161,321
Balance at December 31, 2009	5,188,409	5,188	-	25,307,180	2,184,452	(25,894,482)	(26,015)	1,576,323
Stock based compensation	-	-	-	73,673	-	-	-	73,673
Extension of warrant expiration dates	-	-	-	685,805	-	(685,805)	-	-
Net loss for the year ended December 31, 2010	-	-	-	-	-	(269,072)	-	(269,072)
Balance at December 31, 2010	5,188,409	5,188	-	26,066,658	2,184,452	(26,849,359)	(26,015)	1,380,924

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

As of December 31, 2010, JMG has an accumulated deficit of $26,849,359 and has insufficient working capital to fund development and exploratory drilling opportunities. Following the collection of our loan receivable in May 2010, JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2012. Raising additional capital is not considered a viable strategy and JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and balances invested in short-term securities with original maturities of less than 90 days. For the period ended December 31, 2010, the average effective interest rate earned on cash equivalent balances was 0.49%. As of December 31, 2010, the Company had $1,714,949 in cash. JMG maintains two cash accounts with financial institutions in the United States. The United States account is insured by the Federal Deposit Insurance Corporation up to $250,000 through December 31, 2013. As of December 31, 2010, the uninsured bank balance was $1,463,146.  JMG has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

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

Impairment of Long-Lived Assets

If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then we recognize an impairment charge in income from operations equal to the difference between the net capitalized costs and their estimated fair values based on the present value of the related future net cash flows. Undeveloped oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. We noted impairment of our developed and undeveloped properties of $0 and $338,000 based on our analysis for the years ended December 31, 2010 and 2009, respectively.

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

Income taxes

The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no income tax examinations underway for these jurisdictions, although the tax years ended December 31, 2009, 2008, 2007 and 2006 are all still open for examination.

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

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized. As a result of this valuation allowance, the effective tax rate for the years ended December 31, 2010 and 2009 is zero percent.

Other comprehensive income (loss)

Comprehensive income (loss) includes net loss and other comprehensive income (loss), which represents foreign currency translation gains or losses.

Stock-based compensation

The Company accounts for the cost of Director/employee services received in exchange for the award of common stock options based on the fair value of the award on the date of grant. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The expected life assumption is based on the expected life assumptions of similar entities. Expected volatility is based on actual share price volatility the preceding twelve months. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates.

The Company recognizes stock-based compensation expense as a component of general and administrative expenses in the consolidated statements of operations as follows:

	For the year ended December 31,
	2010	2009
General and administrative expenses	$ 73,673	$ 0

Net income (loss) per share

Income (loss) per share (“EPS”) is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net income (loss) per share for the years ended

December 31, 2010 and 2009 because their effect would be antidilutive. The following shares were accordingly excluded from the net income (loss) per share calculation.

	Years ended December 31,
	2010	2009
Stock warrants	4,062,551	4,062,551
Stock options	455,000	473,333
Total share excluded	4,517,551	4,535,884

Allowance for doubtful accounts

Trade accounts receivable are recorded at the invoiced amount. The Company does not have any off-balance-sheet credit exposure related to its customers. The Company assesses risk and allowance for doubtful accounts on a customer specific basis. As of December 31, 2010 and 2009, the Company has an allowance for doubtful accounts of $165,600 and $82,800 due to evaluation of it’s oil and gas revenue from the operations.

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

4.  Property and Equipment

Depletion, depreciation and amortization expense was $9,202 and $318,321 for the years ended December 31, 2010 and 2009, respectively. Depletion expense includes impairment charges of $0 and $338,000, respectively, related to properties located in Wyoming. This impairment is a result of unsuccessful work programs and production evaluation work performed during these periods.

The impairment charges have been included in depletion and depreciation expense in the accompanying statements of operations. Undeveloped land and other assets not related to petroleum and natural gas properties were excluded from the depletion calculation.

Oil and gas properties (accounted for under the successful efforts method of accounting)

	December 31,
	2010	2009
Petroleum and natural gas properties	$ 1,987,646	$ 1,987,646
Undeveloped Properties	1,477,396	1,477,396
Accumulated depletion, depreciation, amortization and impairment	(3,411,269)	(3,402,067)
	$ 53,773	$ 62,975

5.  Accrued Expenses

Accrued expenses consist of the following at:

December 31,
	2010	2009
Accrued Pinedale operating costs	$ 182,046	$ 61,315
Other accrued expenses	90,998	89,250
	$ 273,044	$ 150,565

6.   Stockholders’ Equity

a) Authorized, issued and outstanding

The Company has authorized 25,000,000 common shares, par value $.001, and 10,000,000 preferred shares, par value $.001. As of December 31, 2010 and 2009 there were 5,188,409 and 0 shares, respectively, of common stock and preferred stock issued and outstanding.

b) Stock options

The Company has a stock option plan under which employees, directors and consultants are eligible to receive grants.  As of December 31, 2010, 924,096 shares were reserved for issuance under the plan and 469,096 options are available for issuance. Options granted under the plan generally have a term of five years to expire and vest immediately when issued to directors and generally vest as to one-third on each of the first, second and third anniversaries of the grant date for employees and consultants.  The exercise price of each option equals the market value of the Company’s common stock on the date of grant. There was no stock compensation related to unvested awards as of December 31, 2010.

On January 26, 2010 JMG cancelled 473,333 common stock options outstanding at an average exercise price of $3.00 per share and issued 455,000 new options at an exercise price of $0.22 per share and which expire in five years. With respect to the issuance of the new stock options, JMG incurred stock based compensation expense of $73,673 for the year ended December 31, 2010.

The following summarizes information concerning outstanding and exercisable stock options as of December 31, 2010:

	Number of options	Weighted average exercise price
Exercisable as at December 31, 2009	473,333	$ 3.00
Vested	-	-
Issued	455,000	$ 0.22
Cancelled	473,333	$ 3.00
Exercisable as at December 31, 2010	455,000	$ 0.22

All 455,000 options outstanding s of December 31, 2010 are fully vested and exercisable.

Intrinsic Value of options outstanding and options exercisable For the year ended December 31, 2010
Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Intrinsic Value of Options Exercised
$ -	$ -	n/a

The Company records stock-based compensation in accordance with the fair value recognition provisions of ASC 718 “Compensation—Stock Compensation”.

d) Extension of warrants

On January 7, 2010 JMG extended the expiration dates of all warrants, except those issued to our underwriters, to January 15, 2011. A total of 369,249 $6.00 warrants, 1,739,500 $4.25 warrants, and 1,763,802 $5.00 warrants were to expire on January 15, 2010. A deemed dividend of $638,804 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model.

On August 3, 2010 JMG extended the expiration date of 190,000 warrants issued to our underwriters to August 3, 2012. A total of 190,000 $7.00 warrants were to expire on August 3, 2010. A deemed dividend of $47,001 for this extension of the warrant expiration date was calculated using the Black-Scholes option-pricing model.

e) Income/Loss per share

The weighted average number of common shares outstanding were 5,188,409 for the years ended December 31, 2010 and 2009. All of the Company’s outstanding stock options and warrants currently have an antidilutive effect on per common share amounts.  These stock options and warrants could be dilutive in future periods.

7.   Income Taxes

The Company provides deferred income taxes for differences between the tax reporting bases and the financial reporting bases of assets and liabilities. On January 1, 2007, the Company adopted the provisions of ASC 740 “Income Taxes” (ASC 740).  As of the date of adoption, the Company had no unrecognized income tax benefits, and accordingly, the adoption of ASC 740 did not result in a cumulative effect adjustment to the Company’s retained earnings and the annual effective tax rate was not affected. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively.

At December 31, 2010 and 2009, the Company had no increase or decrease in unrecognized income tax benefits for the year. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2010 and 2009. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no income tax examinations underway for these jurisdictions, although the tax years ended December 31, 2009, 2008, 2007 and 2006 are all still open for examination.

(a)

Income tax expense (recovery)

The provision for income taxes recorded in the financial statements differs from the amount which would be obtained by applying the statutory income tax rate to the loss before tax as follows:

	2010	2009
Income (loss) for the period before income taxes	$ (249,951)	$ 162,215
Effective tax rate	34%	34%
Expected income tax expense/(recovery)	(84,983)	55,153
State income taxes	1,600	800
Change in valuation allowance	(266,164)	(55,153)
Prior year	351,147	0
Income tax benefit	$ 1,600	$ 800

(b) Deferred income taxes

The Company does not recognize the deferred income tax asset at this time because the realization of the asset is less likely than not. The components of the Company’s deferred income tax asset are as follows:

Deferred Tax Assets

	2010	2009
Non-capital loss carry forward	$ 7,084,950	$ 6,906,068
Oil and gas property basis difference	415,938	540,184
Bad debt allowance	56,304	402,152
Stock based compensation and other general and administrative expense	624,134	599,085
Total	8,181,326	8,447,489
Valuation allowance	(8,181,326)	(8,447,489)
Net deferred assets	$ -	$ -

The Company has net operating losses for federal and state income tax purposes of approximately $18,784,094       and $16,533,087 which are available for application against future taxable income and which will start expiring in 2024. The benefit associated with the net operating loss carry forward will more likely than not go unrealized unless future exploration in the U.S. is successful.  Since the success of future exploration is indeterminable, the potential benefits resulting from these net operating losses have not been recorded in the financial statements.

8.   Related Party Transactions

JMG had a Joint Services Agreement with JED Oil Inc. (“JED”). Under the Agreement, JED provided all required personnel, office space and equipment, at standard industry rates for similar services. The Joint Services Agreement was terminated upon JED’s reorganization in November 2009. JED was considered an affiliate because of its ownership interest in JMG and because two of our directors were directors of JED. All transactions are recorded at the exchange amount. Total expenses incurred under this agreement for both years ended December 31, 2010 and

2009 were $0. Amounts payable to JED or its successor Steen River Oil & Gas Ltd. as of December 31, 2010 and 2009 for services up through termination of the agreement were $34,764 and $36,211, respectively.

Joseph Skeehan, a director of JMG is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $21,420 and $38,049 respectively for the years ended December 31, 2010 and 2009.

9.  Asset Retirement Obligations

As of December 31, 2010, the estimated present value of the Company’s asset retirement obligation was $30,100 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $1,405 was recorded for years ended December 31, 2010 and 2009.

Asset retirement obligation at December 31, 2009	28,695
Liabilities incurred	-
Liabilities settled	-
Accretion expense	1,405
Asset retirement obligations at December 31, 2010	$ 30,100

10.  Supplemental Oil and Gas Reserve Information (Unaudited)

For the years ended December 31, 2010 and 2009 the Company incurred no costs for oil and gas property acquisition, exploration and development activities.

The reserve quantity and future net cash flow information as of and for the year ending December 31, 2010 and 2009 was based on a reserve report prepared by CG Engineering Ltd. for the year ending December 31, 2007, as adjusted for 2010, 2009 and 2008 production. Proved reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made.

Commencing the year-end 2009, new SEC rules were implemented requiring that reserve calculations be based on the un-weighted average first-day-of-the-month prices for the prior twelve months, as contrasted with the previous method which utilized period end prices.

The estimates included in the following tables are by their nature inexact and are subject to changing economic, operating and contractual conditions. At December 31, 2010, all of JMG’s reserves are attributable to two producing wells. Other than the producing wells there is no other production history as of or subsequent to that date. Reserve estimates for these wells are subject to substantial upward or downward revisions after production commences and a production history is obtained. Accordingly, reserve estimates of future net revenues from production may be subject to substantial revision from year to year.

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

 As of December 31, 2010 and 2009, the Company’s reserves were all proved developed.  Presented below is a summary of the changes in estimated reserves of the Company:

	For the Years Ended December 31,
	2010		2009
	Oil or Condensate	Gas	Oil or Condensate	Gas
	(Bbl)	(Mcf)	(Bbl)	(Mcf)
Beginning of year	2,000	110,908	2,400	129,800
Revisions of previous estimates	-	-	-	-
Sale of reserves	-	-	-	-
Production	(400)	(3,793)	(400)	(18,892)
	1,600	107,115	2,000	110,908

 Standardized Measure of Discounted Future Net Cash Flows (Unaudited):

For purposes of the following disclosures, estimates were made of quantities of proved reserves and the periods during which they are expected to be produced. Future cash flows for the 2010 and 2009 estimates were computed by applying the simple arithmetic average of the natural gas price in effect on the first day of each month to estimated annual future production from proved gas reserves. Future development and production costs were computed by applying year-end costs to be incurred in producing and further developing the proved reserves. Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits and allowances) to the estimated net future pre-tax cash flows.

The discount was computed by application of a 10% discount factor. The calculations assume the continuation of existing economic, operating and contractual conditions. However, such arbitrary assumptions have not proven to be the case in the past. Other assumptions of equal validity could give rise to substantially different results.

Standardized Measure of Discounted Future Net Cash Flows

Relating to Proved Petroleum and Natural Gas Reserves

	Year ended December 31,
	2010	2009
Future cash inflows	$ 642,421	$ 558,752
Future production costs	(316,543)	(315,561)
Future development costs	(14,000)	(14,000)
Future net cash flows	311,878	229,191
10% annual discount	(123,125)	(87,315)
Standardized measure of discounted future net cash flows	$ 188,753	$ 141,876

The discounted present  values shown in the aforementioned table are not intended to represent the current market value of the estimated proved oil and gas reserves owned by us.

The principle sources of change in the standardized measure of discounted future net cash flows are:

	Year ended December 31,
	2010	2009
Balance at beginning of period	$ 141,876	$ 215,298
Sales of oil and gas, net	(16,549)	(47,365)
Net change in prices and production costs	57,033	(22,768)
Net change in future development costs	-	-
Extensions and discoveries	-	-
Sale of reserves	-	-
Revisions of previous quantity estimates	-	(4,608)
Accretion of discount	21,531	21,531
Other	(15,138)	(20,212)
Balance at end of period	$ 188,753	$ 141,876

11.   Financial Instruments

a) Fair value of financial assets and liabilities

 The company’s financial instruments consist of cash and cash equivalents, accounts receivable, due from related parties, loan receivable and accounts payable. As at December 31, 2010 and 2009 there were no significant difference between the carrying amounts of these financial instruments and their estimated fair value.

b) Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, accounts receivable, and loan receivable. At December 31, 2010, the Company had all of its cash and cash equivalents with two banking institutions. The company partially mitigates the concentration risk associated with cash deposits by only depositing material amounts of funds with major banking institutions. Concentrations of credit risk with respect to accounts receivables are the result of joint venture operations with industry partners and are subject to normal industry credit risks.  The Company routinely assesses the credit of joint venture partners to minimize the risk of non-payment.

c) Interest rate risk

At December 31, 2010 and 2009, the Company had no outstanding indebtedness that bears interest.

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

JMG’s loan receivable was the only financial instrument of JMG recorded at fair value as of December 31, 2009. In accordance with ASC 820, JMG has classified its loan receivable as having Level 3 characteristics as a result of the inputs used to determine its fair values. The collateral for the loan receivable was stock in a privately owned corporation headquartered in New Delhi, India and for which no quoted prices or other observable inputs as specified under Levels 1 and 2 are available. Accordingly, JMG retained a financial consultant and obtained an independent valuation analysis of Iris.

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

13. Pinedale Natural Gas Property Litigation

On July 16, 2009, Jonah/Pinedale Partners LLC and JMG filed a Statement of Claim in the Court of Queen's Bench Of Alberta in the Judicial District Of Calgary Regarding NEO Exploration Inc. and  Ptarmigan Lands. In March 2005, JMG agreed to farm-in on the interests of the co-plaintiff, Jonah/Pinedale Partners. NEO, an Alberta, Canada corporation, through its wholly owned U.S. (Montana) partnership Ptarmigan Lands, became the operators of the Pinedale natural gas property effective January 1, 2009. To date, NEO has failed to report to JMG an accounting of Pinedale production or to remit to JMG their working interest in such  production. We have accrued production revenues and costs based on historical production data but have fully reserved accounts receivable from NEO pending the outcome of the litigation. Management believes that NEO’s failure to remit JMG’s share of the production revenue is ungrounded, that JMG will prevail in the litigation and that no further impairment of the Pinedale natural gas property is warranted.

14.  Recent Accounting Pronouncements

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update ("ASU") 2010-03, Extractive Activities—Oil and Gas (Topic 932), to amend existing oil and gas reserve accounting and disclosure guidance to align its requirements with the SEC's revised rules. The significant modifications involve revised definitions of oil and gas producing activities, changing the pricing used to estimate reserves at period end to a twelve month average of the first day of the month prices and additional disclosure requirements. In contrast to the applicable SEC rule, the FASB does not permit the disclosure of probable and possible reserves in the supplemental oil and gas information in the notes to the financial statements. In April 2010, the FASB issued ASU 2010-14 which amends the guidance on oil and gas reporting in ASC 932.10.S99-1 by adding the Codification SEC Regulation S-X, Rule 4-10 as amended by the SEC Final Rule 33-8995. Both ASU 2010-03 and ASU 2010-14 are effective for annual reporting periods ending on or after December 31, 2009. Application of the revised rules is prospective and companies are not required to change prior period presentation to conform to the amendments.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements, which provides amendments to fair value disclosures. ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance for transfers into and out of Level 1 and Level 2 categories, as well as increased disclosures around inputs to fair value measurement, was adopted January 1, 2010, with the amendments to Level 3 disclosures effective beginning after January 1, 2011. ASU 2010-06 concerns disclosure only. Neither the current requirements nor the amendments effective in 2011 will have a material impact on the Company's financial position or results of operations.

 15.  Subsequent Events

On January 3, 2011 the Company extended the expiration dates of all warrants, except those issued to our underwriters, to January 15, 2012. A total of 369,249 $6.00 warrants, 1,739,500 $4.25 warrants, and 1,763,802 $5.00 warrants were to expire on January 15, 2011. A deemed dividend of $548,804 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model.