Form 10-Q
period 2011-06-30
JMG Exploration, Inc.
filed 2011-08-02
CIK 1299967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

The number of shares outstanding of Registrant’s common stock, par value $0.01, as of August  1, 2011, was 5,188,409.

JMG Exploration, Inc.
Index to Form 10-Q Quarterly Report
to the Securities and Exchange Commission

		Page
		No.
	Part I Financial Information

Item 1	Consolidated Financial Statements

	Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010.	3

	Consolidated Statements of Operations (unaudited) for the three and six month periods ended June 30, 2011 and 2010.	4

	Consolidated Statements of Cash Flows (unaudited) for the three and six month periods ended June 30, 2011 and 2010.	5

	Consolidated Statement of Stockholders’ Equity (unaudited) for the six month period ended June 30, 2011.	6

	Notes to Consolidated Financial Statements (unaudited)	7 - 12

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 - 16

Item 3	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T	Controls and Procedures	17-18

	Part II Other Information

Item 1	Legal Proceedings	19

Item 1A	Risk Factors	19

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3	Defaults Upon Senior Securities	19

Item 4	Submission of Matters to a Vote of Security Holders	19

Item 5	Other Information	19

Item 6	Exhibits	19

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

JMG Exploration, Inc.

CONSOLIDATED BALANCE SHEETS

(unaudited)

As of	June 30, 2011	December 31, 2010
ASSETS
Current
Cash and cash equivalents	$ 1,626,683	$ 1,714,959
Accounts receivable, net of $207,000 and $165,600 allowance for doubtful accounts in 2011 and 2010	-	-
	1,626,683	1,714,959
Oil and gas properties (accounted for under the successful efforts method of accounting), net of depreciation, depletion, amortization and impairment	49,116	53,773
	$ 1,675,799	$ 1,768,732
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$ 45,480	$ 49,900
Accrued liabilities	289,157	273,044
Due to affiliate	34,764	34,764
Total current liabilities	369,401	357,708
Asset retirement obligations	30,662	30,100
	400,063	387,808
Stockholders’ equity
Share capital
Common stock - $.001 par value; 25,000,000 shares authorized; 5,188,409 shares issued and outstanding	5,188	5,188
Preferred stock - $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2011 and 2010	-	-
Additional paid-in capital	26,257,968	26,066,658
Share purchase warrants	2,184,452	2,184,452
Accumulated deficit	(27,145,857)	(26,849,359)
Accumulated other comprehensive loss	(26,015)	(26,015)
	1,275,736	1,380,924
	$ 1,675,799	$ 1,768,732

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three month period ended June 30,		For the six month period ended June 30,
	2011	2010	2011	2010
Revenues
Gross Revenue	$ 24,000	$ 24,000	$ 48,000	$ 48,000
Less royalties and taxes	(3,300)	(3,300)	(6,600)	(6,600)
	20,700	20,700	41,400	41,400

Costs and Expenses
General and administrative	29,537	42,965	112,753	150,041
Production expenses	16,105	9,895	32,210	26,000
Depletion, depreciation, amortization and impairment	2,355	2,277	4,657	4,514
Accretion on asset retirement obligation	281	281	562	562
	48,278	55,418	150,182	181,117
Loss from operations	(27,578)	(34,718)	(108,782)	(139,717)

Other Income and Expense
Interest income	1,807	2,524	3,594	2,535
Other	-	15,367	-	15,367
	1,807	17,891	3,594	17,902
Net loss	(25,771)	(16,827)	(105,188)	(121,815)
Less: deemed dividend on warrant extension	-	-	(191,310)	(638,804)
Net loss applicable to common shareholders	$ (25,771)	$ (16,827)	$ (296,498)	$ (760,619)
Basic and diluted weighted average shares outstanding	5,188,409	5,188,409	5,188,409	5,188,409

Net loss for the period per share, basic and diluted	$ (0.01)	$ (0.00)	$(0.06)	$(0.15)

         The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six month period ended June 30,
For the	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (105,188)	$ (121,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	73,673
Depletion, depreciation, amortization, accretion and impairment	5,219	5,076
Change in allowance for doubtful accounts	41,400	41,400
Other changes:
Decrease in accounts receivable	(41,400)	(41,400)
Decrease in due to affiliate	-	(36,211)
Decrease (increase) in accounts payable and accrued liabilities	11,693	(114,619)
Cash used in operating activities	(88,276)	(193,896)

Proceeds from note receivable	-	1,900,000
CASH FLOWS FROM INVESTING ACTIVITIES	-	1,900,000

CASH FLOWS FROM FINANCING ACTIVITIES	-	-
Net increase (decrease) in cash and cash equivalents	(88,276)	1,706,104
Cash and cash equivalents, beginning of period	1,714,959	22,813
Cash and cash equivalents, end of period	$ 1,626,683	$ 1,728,917

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extension of warrant expiration date – deemed dividend	$ 191,310	$ 638,804

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.

STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Share Purchase Warrants	Accumu-lated Deficit	Accumu-lated Other Compre-hensive Loss	Total
	No. Shares	Amt
	#	$	$	$	$	$	$	$
Balance at December 31, 2010	5,188,409	5,188	-	26,066,658	2,184,452	(26,849,359)	(26,015)	1,380,924
Extension of warrant expiration dates	-	-	-	191,310	-	(191,310)	-	-
Net loss for the six month period ended June 30, 2011	-	-	-	-	-	(105,188)	-	(105,188)
Balance at June 30, 2011 (unaudited)	5,188,409	5,188	-	26,257,968	2,184,452	(27,145,857)	(26,015)	1,275,736

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

As of June 30, 2011, JMG has an accumulated deficit of $27,145,857 and has insufficient working capital to fund development and exploratory drilling opportunities. Following the collection of our loan receivable in May 2010, JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2012. Raising additional capital is not considered a viable strategy and JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

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

Critical accounting estimates

In the preparation of the financial statements, it was necessary to make certain estimates that were critical to determining our assets, liabilities, and net income. None of these estimates affect the determination of cash flow but do have a significant impact in the determination of net income. The most critical of these estimates is the reserves estimations for gas properties.

At December 31, 2007, JMG engaged an independent engineering firm to evaluate 100% of our developed oil and gas reserves and prepare a report thereon. The estimation of the reserve volumes and future net revenues set out in the report is complex and subject to uncertainties and interpretations. Judgments are based upon engineering data, projected future rates of production, forecasts of commodity prices, and the timing of future expenditures. Inevitably the estimates of reserve volumes and future net revenues will vary over time as new data becomes available and estimates of future net revenues do not represent fair market value. For the year ended December 31, 2010 and for the three and six month periods ended June 30, 2011, JMG adjusted the 2007 reserve information per this report based on 2008, 2009, 2010 and 2011 production, current prices for natural gas and a review of other assumptions utilized in the 2007 reserve report.

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

To economically evaluate our future proved oil and natural gas reserves, if any, independent engineers must make a number of assumptions, estimates, and judgments that they believe to be reasonable based upon their expertise and professional guidelines. Were the independent engineers to use differing assumptions, estimates and judgments, then our financial condition and results of operations could be affected. We would have lower revenues in the event revised assumptions, estimates, and judgments resulted in lower reserve estimates, since the depletion and depreciation rate would then be higher. A write-down of excess carrying value also might be required. Similarly, we would have higher revenues and net profits in the event the revised assumptions, estimates, and judgments resulted in higher reserve estimates, since the depletion and depreciation rate would then be lower.

Proved Gas Reserves

Proved reserves are those reserves that can be estimated with a high degree of certainty to be recoverable. It is likely that the actual remaining quantities recovered will exceed the estimated proved reserves. The estimated quantities of proved natural gas and natural gas liquids are derived from geological and engineering data that demonstrate with reasonable certainty the amounts that can be recovered in future years from known reservoirs under existing economic and operating conditions. Reserves are considered proved if they can be produced economically as demonstrated by either actual production or conclusive formation tests. The gas reserve estimates are made using all available geological and reservoir data as well as historical production data. Estimates are reviewed and revised as appropriate. Revisions occur as a result of changes in prices, costs, fiscal regimes, reservoir performance, or a change in the Company’s plans.

Long-lived assets

When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, factors such as competition, regulation, or environmental matters could cause us to change our estimates, thus impacting the future calculation of depreciation and depletion. We evaluate long-lived assets for potential impairment by identifying whether indicators of impairment exist and, if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss, if any, to be recorded is equal to the amount by which a long-lived asset’s carrying value exceeds its fair value. Estimates of future discounted cash flows and fair values of assets require subjective assumptions with regard to future operating results and actual results could differ from those estimates.

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

The Company recognizes stock-based compensation expense as a component of general and administrative expenses in the consolidated statements of operations as follows:

For the	Three month period ended June 30,		Six month period ended June 30,
	2011	2010	2011	2010
General and administrative expenses	$ -	$ 73,673	$ -	$ 73,673

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

Cash and cash equivalents consist of cash on hand and balances invested in short-term securities with original maturities of less than 90 days. For the period ended June 30, 2011, the average effective interest rate earned on cash equivalent balances was 0.45%. As of June 30, 2011, the Company had $1,626,683 in cash. JMG maintains two cash accounts with financial institutions in the United States. The United States account is insured by the Federal Deposit Insurance Corporation up to $250,000 through December 31, 2013. As of June 30, 2011, the uninsured bank balance was $1,372,284. JMG has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Loss per Common Share

Loss per share (“EPS”) is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share for the three and six month periods ended June 30, 2011and 2010 because their effect would be antidilutive. The following shares were accordingly excluded from the net income/loss per share calculation.

	Three month period ended June 30,		Six month period ended June 30,
	2011	2010	2011	2010
Stock warrants	4,062,551	4,062,551	4,062,551	4,062,551
Stock options	473,333	473,333	473,333	473,333
Total share excluded	4,535,884	4,535,884	4,535,884	4,535,884

Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no income tax examinations underway for these jurisdictions, although the tax years ended December 31, 2010, 2009, 2008, 2007, and 2006 are all still open for examination.

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

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized. As a result of this valuation allowance, the effective tax rate for the three months ended June 30, 2011 and 2010 is zero percent.

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value. If the financial condition of JMG’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Delinquent trade accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The need for an allowance is determined through an analysis of the past-due status of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The allowance for doubtful accounts was $207,000 and $165,600 as of June 30, 2011 and December 31, 2010, respectively.

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information and other data. These estimates involve uncertainties and cannot be determined with precision. For certain of JMG’s financial instruments, including cash, accounts receivable, loan receivable, and accounts payable, the carrying amounts approximate fair value. See footnote 7.

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

3.  PROPERTY AND EQUIPMENT

Depletion, depreciation, amortization, and impairment expense was $2,636 and $2,558 for the three month periods ended June 30, 2011 and $5,219 and $5,076 for the six months period ended June 30, 2010, respectively. Undeveloped land and other assets not related to petroleum and natural gas properties were excluded from the depletion calculation.

Oil and gas properties (accounted for under the successful efforts method of accounting)

	June 30, 2011	December 31, 2010
Petroleum and natural gas properties	$ 1,987,646	$ 1,987,646
Undeveloped Properties	1,477,396	1,477,396
Accumulated depletion, depreciation, amortization and impairment	(3,415,926)	(3,411,269)
	$ 49,116	$ 53,773

4.  RELATED PARTY TRANSACTIONS

JED Oil Inc.

JMG had a Joint Services Agreement with JED Oil Inc. (“JED”). Under the Agreement, JED provided all required personnel, office space, and equipment, at standard industry rates for similar services. The Joint Services Agreement was terminated upon JED’s reorganization in November 2009. JED was considered an affiliate because of its ownership interest in JMG and because two of our directors were directors of JED. All transactions are recorded at the exchange amount. Total expenses incurred under this agreement for both of the three month periods ended June 30, 2011 and 2010 were $0. Amounts payable to JED or its successor Steen River Oil & Gas Ltd. as of June 30, 2011 and 2010 for services up through termination of the agreement were $34,764 and $0, respectively.

Skeehan & Company

Joseph Skeehan, a director of JMG, is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $0 and $7,940 during the three and six month periods ended June 30, 2011 and $0 and $1,028 during the three and six month periods ended June 30, 2010, respectively. As of June 30, 2011, no balance was due Skeehan & Company.

5.  ASSET RETIREMENT OBLIGATION

As of June 30, 2011, the estimated present value of the Company’s asset retirement obligation was $30,662 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $281 was recorded for both of the three month periods ending June 30, 2011 and 2010.

Asset retirement obligations at December 31, 2010	$ 30,100
Accretion expense	562
Asset retirement obligations at June 30, 2011	$ 30,662

6. FAIR VALUE MEASUREMENTS

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

JMG has no financial instruments recorded at fair value as of June 30, 2011.

7. PINEDALE NATURAL GAS PROPERTY LITIGATION

On July 16, 2009, Jonah/Pinedale Partners LLC and JMG filed a Statement of Claim in the Court of Queen's Bench of Alberta in the Judicial District of Calgary regarding NEO Exploration Inc. and Ptarmigan Lands. In March 2005, JMG agreed to farm-in on the interests of the co-plaintiff, Jonah/Pinedale Partners. NEO, an Alberta, Canada Corporation, through its wholly owned U.S. (Montana) partnership Ptarmigan Lands, became the operators of the Pinedale natural gas property effective January 1, 2009. To date, NEO has failed to report to JMG an accounting of Pinedale production or to remit to JMG their working interest in such production. We have accrued production revenues and costs based on historical production data but have fully reserved accounts receivable from NEO pending the outcome of the litigation. Management believes that NEO’s failure to remit JMG’s share of the production revenue is ungrounded, that JMG will prevail in the litigation, and that no further impairment of the Pinedale natural gas property is warranted.

8. STOCKHOLDERS’ EQUITY

On January 3, 2011 the Company extended the expiration dates of all warrants, except those issued to our underwriters, to January 15, 2012. A total of 369,249 $6.00 warrants, 1,739,500 $4.25 warrants, and 1,763,802 $5.00 warrants were to expire on January 15, 2011. A deemed dividend of $191,310 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model.

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

On January 26, 2010 JMG cancelled 473,333 common stock options outstanding at an average exercise price of $3.00 per share and issued 455,000 new options at an exercise price of $0.22 per share and which expire in five years. With respect to the issuance of the new stock options, JMG incurred stock based compensation expense of $73,673 for the three month period ended June 30, 2010.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of financial results as provided by the management of JMG Exploration, Inc. (“JMG”) should be read in conjunction with the unaudited consolidated financial statements and notes for the three and six month periods ended June 30, 2011 and 2010, the audited financial statements and accompanying notes for the years ended December 31, 2010 and 2009 and the management’s discussion and analysis for the years ended December 31, 2010 and 2009.

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

As of June 30, 2011, JMG has an accumulated deficit of $27,145,857 and has insufficient working capital to fund development and exploratory drilling opportunities. Following the collection of our loan receivable in May 2010, JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2012. Raising additional capital is not considered a viable strategy and JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

Results of operations

Revenue. Our revenue is dependent upon success in finding and developing oil and natural gas reserves. Our ownership interest in the production from these properties is measured in BOE per day, a term that encompasses both oil and natural gas production. Revenues were $20,700 and $20,700 for the three month periods ended June 30, 2011 and $41,400 and $41,400 for the six month periods ended June 30, 2010, respectively.

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

General and administrative expense. General and administrative expense relates to compensation and overhead for executive officers and fees for general operational and administrative services. For our Pinedale gas operations we have contracted out all field personnel and equipment necessary for ongoing operations and related administrative functions. General and administrative expenses were $29,537 and $112,753 for the three months ended June 30, 2011 and $42,965 and $150,041 for the three and six months ended June 30, 2010, respectively. Expenses consist principally of salaries, consulting fees and office costs.

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

Production expense. Production costs include operating costs associated with field activities and geophysical and geological expense. Under the successful-efforts method, costs such as geological and geophysical, exploratory dry holes and delay rentals are expensed as incurred. Production expenses were $16,105 and $32,210 for the three and six months ended June 30, 2011 and were $9,895 and $26,000 for the three and six months ended June 30, 2010, respectively.

Depletion, depreciation. amortization and impairment expense. Depletion, depreciation, amortization, and impairment expenses were $2,355 and $4,657 for the three and six months ending March 31, 2011 and $2,277 and $4,514 for the three and six month periods ending June 30, 2010, respectively.

Accretion expense. As of June 30, 2011, the estimated present value of the Company’s asset retirement obligation was $30,662 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $281 and $562 was recorded for the three and six month periods ending June 30, 2011.

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

Interest income. Interest income was $1,807 and $3,594 for the three and six month periods ending June 30, 2011 and $2,524 and $2,535 for the three and six month periods ending June 30, 2010, respectively. Interest was principally attributable to interest on cash balances.

Deemed dividend on warrant extension. On January 3, 2011 the Company extended the expiration dates of all warrants, except those issued to our underwriters, to January 15, 2012. A total of 369,249 $6.00 warrants, 1,739,500 $4.25 warrants, and 1,763,802 $5.00 warrants were to expire on January 15, 2010. A deemed dividend of $191,310 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model.

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

Income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no income tax examinations underway for these jurisdictions, although the tax years ended December 31, 2010, 2009, 2008, 2007, and 2006 are all still open for examination.

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

Liquidity and capital resources

At June 30, 2011, we had $1,626,683 in cash and cash equivalents. Since our incorporation, we have financed our operating cash flow needs through private and public offerings of equity securities. As of June 30, 2011, JMG has an accumulated deficit of $27,145,857 and has insufficient working capital to fund development and exploratory drilling opportunities. Following the collection of our loan receivable in May 2010, JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2012. Raising additional capital is not considered a viable strategy and JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

JMG has the following warrants outstanding as of June 30, 2011:

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

Cash flow used in operations. Cash utilized by operating activities was $88,276 and $193,896 for the six month periods ended June 30, 2011 and 2010. The use of cash in 2011 was attributable to net loss of $105,188 which was increased by the increase in accounts payable of $11,693, and decreased by a decrease in accounts receivable of $41,400. The cash requirements were further offset by depletion, depreciation, amortization, accretion, and impairment expense of $5,219 and an increase in the reserve for doubtful accounts of $41,400 which did not use cash.

The use of cash in 2010 was attributable to net loss of $121,815 which was increased by the decrease in accounts payable of $114,619 and due to affiliates of $36,211, and decreased by a decrease in accounts receivable of $41,400 and stock based compensation of $73,673 which did not use cash. The cash requirements were further offset by depletion, depreciation, amortization, accretion, and impairment expense of $5,076, and an increase in the reserve for doubtful accounts of $41,400 which did not use cash.

Cash flow provided by investing activities. Cash provided by investing activities was $0 and $1,900,000 for the six months ended June 30, 2011 and 2010. Activity in 2010 represents the collection of a loan receivable in May 2010.

Cash flow used in financing activities. Cash flows from financing activities were $0 for the six months ended June 30, 2011 and 2010.

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

Contractual obligations and commitments

None.

Related Party Transactions

JED Oil Inc.

JMG had a Joint Services Agreement with JED Oil Inc. (“JED”). Under the Agreement, JED provided all required personnel, office space, and equipment, at standard industry rates for similar services. The Joint Services Agreement was terminated upon JED’s reorganization in November 2009. JED was considered an affiliate because of its ownership interest in JMG and because two of our directors were directors of JED. All transactions are recorded at the exchange amount. Total expenses incurred under this agreement for both 2011 and 2010 $0. Amounts payable to JED or its successor Steen River Oil & Gas Ltd. as of June 30, 2011 and 2010 for services up through termination of the agreement were $34,764 and $0, respectively.

Skeehan & Company

Joseph Skeehan, a director of JMG, is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $0 and $7,940 during the three and six month periods ended June 30, 2011 and $0 and $1,028 during the three and six month periods ended June 30, 2010, respectively. As of June 30, 2011, no balance was due Skeehan & Company.

Outlook and Proposed Transactions

As of June 30, 2011, we had an accumulated deficit of $27,145,857 and have insufficient working capital to fund development and exploratory drilling opportunities. Following the collection of our loan receivable in May 2010, JMG has sufficient working capital to maintain the current level of operations through at least

December 31, 2012. Raising additional capital is not considered a viable strategy and JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

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

Interest Rate Risk. Interest rate risk will exist principally with respect to any future indebtedness that bears interest at floating rates. At June 30, 2011, we had no long-term indebtedness and do not contemplate utilizing indebtedness as a means of financing operations.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, the Company carried out an assessment under the supervision and with the participation of our Chief Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(1) and I 5d-15(1)). Our Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2011.

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of June 30, 2011. Because the remedial actions may require hiring of additional personnel, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our Commission reporting obligations

 Changes in Internal Control Over Financial Reporting

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

JMG Exploration, Inc

Date: August 2, 2011	/s/ Justin Yorke
Justin Yorke
Chief Executive and Financial Officer, and President