Form 10-K
period 2011-12-31
JMG Exploration, Inc.
filed 2012-03-07
CIK 1299967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☐                                                                            Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate worldwide market value of the voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2011 was approximately $2,634,958 based on the closing price of $0.68 per share on that date.

The number of shares of the registrant’s Common Stock outstanding as of December 31, 2011 was 5,188,409.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

Business

1

Properties

5

Risk Factors

7

Legal Proceedings

9

Submission of Matters to a Vote of Security Holders

9

Market For Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

10

Management’s Discussion and Analysis of Financial Conditions and Results of Operations

11

Quantitative and Qualitative Disclosures About Market Risk

16

Financial Statements and Supplementary Data

18

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

18

Controls And Procedures

19

Other Information

20

Directors and Executive Officers of the Registrant

21

Executive Compensation

23

Security Ownership of Certain Beneficial Owners and Management  and Related Stockholder Matters

26

Certain Relationships, Related Transactions, and Director Independence

28

Principal Accounting Fees and Services

28

Exhibits and Financial Statement Schedules

29

Signatures

31

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

As of December 31, 2011, JMG has an accumulated deficit of $27,240,329 and has insufficient working capital to fund development and exploratory drilling opportunities. Following the collection of our loan receivable in May 2010, JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2012. Raising additional capital is not considered a viable strategy and JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

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

The Fellows project was sold effective January 31, 2008 for $385,000.

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

On November 11, 2009, JMG entered into a Settlement Agreement between Newco, and Iris. The Settlement Agreement provided that all rights, claims, and demands of all parties are settled in full upon JMG’s surrender of 1,427,665 shares of Iris held as collateral for the loan and JMG’s receipt of $1,900,000. Payment to JMG and the transfer of the shares occurred in May 2010. JMG reduced its valuation allowance by $750,000 in the 4th quarter 2009.

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

Private companies wishing to become publicly traded may wish to merge with JMG (a reverse merger or reverse acquisition) whereby the shareholders of the private company become the majority of the shareholders of the combined company. Typically, the Board and officers of the private company become the new Board and officers of the combined Company and often the name of the private company becomes the name of the combined entity.

JMG does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications, and others. JMG’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

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

Business Relationships with JED Oil Inc.

JMG had a Joint Services Agreement with JED Oil Inc. (“JED”). Under the Agreement, JED provided all required personnel, office space, and equipment, at standard industry rates for similar services. The Joint Services Agreement was terminated upon JED’s reorganization in November 2009. JED was considered an affiliate because of its ownership interest in JMG and because two of our directors were directors of JED. All transactions are recorded at the exchange amount. No expenses were incurred under this agreement during the years ended December 31, 2011 and 2010. Amounts payable to JED or its successor Steen River Oil & Gas Ltd. as of December 31, 2011 and 2010 for services up through termination of the agreement were $34,764.

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

Employees

As of December 31, 2011, JMG has one employee as its senior officer: our President, Chief Executive Officer and Chief Financial Officer. Unions do not represent our employee.

Government regulation

Oil and gas operations are subject to government controls and regulations in the United States. In the United States, legislation affecting the oil and gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous federal, state, and local departments and agencies have issued extensive rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. Such laws and regulations have a significant impact on oil and gas drilling, pipelines, gas processing plants and production activities, increase the cost of doing business and, consequently, affect profitability. As new legislation affecting the oil and gas industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, JMG is unable to predict the future cost or impact of complying with such laws and regulations. The cost of environmental protection is considered a necessary and manageable part of JMG’s business. JMG expects to be able to plan for and comply with new environmental initiatives without materially altering operating strategies.

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

Properties - Pinedale Anticline

JMG has a joint venture on one section of land with an 18.6% working interest on the Pinedale anticline in the Jonah field of the Green River Basin in west central Wyoming. The drilling target was the Lower Cretaceous Lance sandstone at approximately the 15,000 foot vertical drill depth level and two wells were drilled in 2006. The tight gas in the Lance Formation typically demonstrates poor reservoir connectivity to offsetting wells thereby necessitating down spacing to 40 acres with large multiple fracture stimulations. Extensive gas gathering infrastructure is present in the immediate area.

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

Proved Undeveloped Reserves (PUD’s)

As of December 31, 2011, we had no proved undeveloped reserves.

Reserve Estimation

The reserve quantity and future net cash flow information as of and for the years ended December 31, 2011 and 2010 was based on a reserve report prepared by CG Engineering Ltd. for the year ending December 31, 2007, as adjusted for 2008, 2009, 2010 and 2011 production. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

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

As of December 31, 2011 and 2010, the Company’s gas reserves were all proved developed. Presented below is a summary of the changes in estimated gas reserves of the Company for the year ended December 31, 2011:

	Year Ended December 31, 2011
	Oil or Condensate	Gas
	(Bbl)	(Mcf)
Beginning of year	1,600	107,115
Revisions of previous estimates	-	-
Sale of reserves	-	-
Production	(400)	(3,793)
	1,200	103,322

The following tables detail the net reserves of the Company as of December 31, 2011 using average prices and costs, and the aggregate net present value of future net revenue attributable to the reserves estimated using average prices and costs, calculated using a discount rate of 10%.

Reserves Category	Light Crude Oil Net (bbl)	Natural Gas (mcf)
Proved :
Developed Producing	1,200	103,322
Developed Non-Producing	-	-
Total Proved	1,200	103,322

Net Present Values of Future Net Revenues
Constant Prices and Costs

Reserves Category - Before Income Taxes Discounted at 10% a year	Light Crude Oil Net (bbl)	Natural Gas (mcf)
Proved:
Developed Producing	$ 37,389	$ 72,086
Developed Non-Producing	-	-
Total Proved	$ 37,389	$ 72,086

The following table summarizes the Corporation’s interests in oil and gas wells as of December 31, 2011:

Producing and Non-producing Wells

Wyoming
	Gross	Net
Oil Wells:
Producing	-	-
Non-Producing	-	-
Gas Wells:
Producing	2	0.5
Non-Producing	-	-

Capital Expenditures

There were no capital expenditures for the years ended December 31, 2011 and 2010.

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

Under these laws, we could be liable for personal injuries, property damage, and other damages. Failure to comply with these laws may also result in the suspension or termination of our operations and subject us to administrative, civil, and criminal penalties. Moreover, these laws could change in ways that substantially increase our costs of doing business. Any such liabilities, penalties, suspensions, terminations or regulatory changes could materially and adversely affect our financial condition and results of operations. See “Business–Government Regulation”.

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

We have no current arrangement, agreement, or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that JMG will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which JMG would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.  There is no assurance that JMG will be able to negotiate a business combination on terms favorable to the Company.

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

	High	Low
OTC Pink Sheets

Year ended December 31, 2011:
Quarter ended December 31, 2011	0.75	0.48
Quarter ended September 30, 2011	0.85	0.55
Quarter ended June 30, 2011	0.88	0.65
Quarter ended March 31, 2011	0.90	0.60
Year ended December 31, 2010:
Quarter ended December 31, 2010	0.85	0.45
Quarter ended September 30, 2010	0.54	0.31
Quarter ended June 30, 2010	0.39	0.22
Quarter ended March 31, 2010	0.34	0.18

As of December 31, 2011, there were 34 holders of record of the Common Stock and 5,188,409 shares of the Common Stock outstanding. The number of holders of record is calculated excluding individual participants in securities positions listings. The closing price of our shares on December 31, 2011, was $0.68.

We have never paid cash dividends on the Common Stock and do not intend to pay cash dividends on the Common Stock in the foreseeable future. Our board of directors intends to retain any earnings to provide funds for the operation and expansion of our business.

Recent Sales of Unregistered Securities

None.

Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following Management’s Discussion and Analysis of financial results as provided by the management of JMG Exploration, Inc. (“JMG”) should be read in conjunction with the audited consolidated financial statements and notes for the years ended December 31, 2011 and 2010. This commentary is based upon information available to March 6, 2012.

Forward-Looking Statements

This report includes forward-looking statements. All statements other than statements of historical facts contained herein, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions as described in “Risk Factors.”

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

As of December 31, 2011, JMG has an accumulated deficit of $27,240,329. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. Raising additional capital is not considered a viable strategy and JMG is exploring a possible sale or merger with another party.

Results of operations

Revenue. Our revenue is dependent upon success in finding and developing oil and natural gas reserves. Our ownership interest in the production from these properties is measured in BOE per day, a term that encompasses both oil and natural gas production. Revenues were $82,800 for the years ended December 31, 2011 and 2010.

 Critical to our revenue stream is the market price for natural gas. Commodity benchmark prices for natural gas are as follows:

December 31,	2011	2010
Natural gas (CIF) price per mcf	$3.93	$4.20

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

General and administrative expense. General and administrative expense relates to compensation and overhead for executive officers and fees for general operational and administrative services. For the years ending December 31, 2011 and 2010, general and administrative expenses were $213,307 and $297,902, respectively. Expenses consist principally of salaries, consulting fees and office costs which normally fluctuate according to development activity. Salaries expense for 2011 and 2010 included stock based compensation of $0 and $73,673, respectively, as discussed below.

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

Stock-based compensation expense for the years ended December 31, 2011 and 2010 was $0 and $73,673, respectively. On January 26, 2010, JMG cancelled 473,333 common stock options outstanding at an average exercise price of $3.00 per share and issued 455,000 new options at an exercise price of $0.22 per share and which expire in five years. With respect to the issuance of the new stock options, JMG incurred stock based compensation expense of $73,673 for the year ended December 31, 2010.

Production expense. Production costs include operating costs associated with field activities and geophysical and geological expense. Under the successful-efforts method, costs such as geological and geophysical, exploratory dry holes and delay rentals are expensed as incurred. Production expenses for the years ended December 31, 2011 and 2010 were $64,420 and $64,420, respectively.

Depletion, depreciation, amortization, and impairment. Depletion, depreciation, amortization, and impairment expense for the years ended December 31, 2011 and 2010 was $9,550 and $9,202, respectively.

Accretion expense. At December 31, 2011, the estimated present value of the Company’s asset retirement obligation was $31,224 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $1,124 and $1,405 was recorded for the years ended December 31, 2011 and 2010.

Interest expense. Interest expense for the years ended December 31, 2011 and 2010 was $0 and $82, respectively.

Interest income. Interest for the years ending December 31, 2011 and 2010 was $6,741 and $8,594, respectively. Interest income is from temporary investment of operating cash.

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

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized. As a result of this valuation allowance, the effective tax rate for the years ended December 31, 2011 and 2010 is zero percent.

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

Liquidity and capital resources

Cash flows and capital expenditures

At December 31, 2011, we had $1,578,715 in cash and cash equivalents. Since our incorporation, we have financed our operating cash flow needs through private and public offerings of equity securities. As of December 31, 2011, JMG has an accumulated deficit of $27,240,329 and has insufficient working capital to fund development and exploratory drilling opportunities. Following the collection of our loan receivable in May 2010, JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2012. Raising additional capital is not considered a viable strategy and JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

JMG has the following warrants outstanding as of December 31, 2011:

Warrant summary	Number of warrants outstanding	Exercise price	Maximum proceeds	Expiration Date
Warrants issued in the preferred stock private placement	369,249	$6.00	2,215,494	01/15/2013
Warrants issued upon conversion of preferred stock	1,739,500	$4.25	7,392,875	01/15/2013
Warrants issued our initial public offering	1,763,802	$5.00	8,819,010	01/15/2013
Warrants issued to our underwriters	190,000	$7.00	1,330,000	08/03/2013
Total	4,062,551	various	19,757,379	various

On January 6, 2012 the Company extended the expiration dates of all warrants, except those issued to our underwriters, to January 15, 2013. A total of 369,249 $6.00 warrants, 1,739,500 $4.25 warrants, and 1,763,802

$5.00 warrants were to expire on January 15, 2012. A deemed dividend of $14,022 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model.

Cash flow used in operations.

Cash utilized by operating activities was $136,244 for the year ended December 31, 2011. The use of cash was principally attributable to the net loss for the year of $199,660, decreased by an increase in accounts payable and accrued liabilities of $52,742. The reductions in cash flow were offset by items that did not use cash: depletion, depreciation, impairment and accretion expense of $10,674. The $82,800 increase in accounts receivable was offset by an equal charge to bad debt expense.

Cash utilized by operating activities was $207,854 for the year ended December 31, 2010. The use of cash was principally attributable to the net loss for the year of $269,072, decreased by an increase in accounts payable and accrued liabilities of $21,615 and due to affiliate of $1,447 which did not utilize cash. The reductions in cash flow were offset by items that did not use cash: depletion, depreciation, impairment and accretion expense of $10,607 and stock based compensation of $73,673. The $82,800 increase in accounts receivable was offset by an equal charge to bad debt expense.

Cash flow provided by investing activities.

Cash provided by investing activities was $0 for the twelve month period ended December 31, 2011 and $1,900,000 for the twelve month period ended December 31, 2010. Pursuant to the Settlement Agreement between JMG, Newco, and Iris, received payment of $1,900,000 in May 2010.

Cash flow used in (provided by) financing activities.

There was no cash flow used in or provided by financing activities for the years ended December 31, 2011 and 2010.

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

JMG engaged an independent engineering firm to evaluate 100% of our oil and gas reserves as of and for the year ended December 31, 2007 and prepare a report thereon. Their report was utilized in the calculations of depletion, depreciation and impairment expense for the year ended December 31, 2007. For the years ended December 31, 2011, 2010, 2009 and 2008, JMG adjusted the 2007 reserve information per this report based on 2011, 2010, 2009 and 2008 production, current prices for natural gas and a review of other assumptions utilized in the 2007 reserve report. JMG’s only reserves as of December 31, 2011 consist of the Pinedale Anticline natural gas reserves. We believe there has been no significant change in the Pinedale Anticline operations since its evaluation in 2007. There have been no additions or deletions in drilling operations and operating costs have not changed significantly. The estimation of the reserve volumes and future net revenues set out in the report is complex and subject to uncertainties and interpretations. Judgments are based upon engineering data, projected future rates of production, current, and forecast commodity prices, and the timing of future expenditures. Inevitably the estimates of reserve volumes and future net revenues will vary over time as new data becomes available and estimates of future net revenues do not represent fair market value.

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

Contractual obligations and commitments

None.

Related Party Transactions

JMG had a Joint Services Agreement with JED Oil Inc. (“JED”). Under the Agreement, JED provided all required personnel, office space, and equipment, at standard industry rates for similar services. The Joint Services Agreement was terminated upon JED’s reorganization in November 2009. JED was considered an affiliate because of its ownership interest in JMG and because two of our directors were directors of JED. All transactions are recorded at the exchange amount. No expenses were incurred under this agreement during the years ended December 31, 2011 and 2010. Amounts payable to JED or its successor Steen River Oil & Gas Ltd. as of December 31, 2011 and 2010 for services up through termination of the agreement was $34,764.

Joseph Skeehan, the Chief Executive Officer, President, and a director of JMG is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $20,525 and $21,420 respectively for the years ended December 31, 2011 and 2010.

Outlook

As of December 31, 2011, we had an accumulated deficit of $27,240,329 and insufficient working capital to fund development and exploratory drilling opportunities. Following the collection of our loan receivable in May 2010, JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2012. Raising additional capital is not considered a viable strategy JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

Subsequent events

On January 6, 2012 the Company extended the expiration dates of all warrants, except those issued to our underwriters, to January 15, 2013. A total of 369,249 $6.00 warrants, 1,739,500 $4.25 warrants, and 1,763,802 $5.00 warrants were to expire on January 15, 2012. A deemed dividend of $14,022 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model.

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

Interest Rate Risk. Interest rate risk will exist principally with respect to any future indebtedness that bears interest at floating rates. At December 31, 2011, we had no long-term indebtedness and do not contemplate utilizing indebtedness as a means of financing operations.

Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

JMG Exploration Inc.
Financial Statements

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, the Company carried out an assessment under the supervision and with the participation of our Chief Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(1) and I 5d-15(1)). Our Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2011.

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

In designing and evaluating the internal controls over financial reporting, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of management, including the Company's Chief Executive and Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our Chief Executive and Financial Officer concluded as of December 31, 2011 that our internal controls over financial reporting were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Our Chief Executive and Financial Officer concluded that as of December 31, 2011 the following material weaknesses existed:

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

Material Weaknesses and Related Remediation Initiatives

Set forth below is a summary of the various significant deficiencies which caused management to conclude that we had the material weaknesses identified above. Through the efforts of management, external consultants, and our Audit Committee, we have developed a specific action plan to remediate the material weaknesses. We expect to implement these various action plans during 2011. If we are able to complete these action plans in a timely manner, we anticipate that all control deficiencies and material weaknesses will be remediated by December 31, 2012.

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2011. Because the remedial actions may require hiring of additional personnel, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our Commission reporting obligations.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Other Information

None.

PART III

Directors, Executive Officers and Corporate Governance

Our directors and executive officers are:

Name	Age	Positions
Joseph W. Skeehan	57	Chairman and Director
Reuben Sandler, Ph.D.	75	Director
Justin W. Yorke	45	Chief Executive Officer, Chief Financial Officer, President, and Director

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

Code of Ethics

We have adopted a Code of Conduct effective January 1, 2005, which applies to all of our employees, consultants, officers and directors. It establishes standards of conduct for individuals and also individual standards of business conduct and ethics. In addition it sets out our policies in relation to our employees on such issues as discrimination, harassment, privacy, drugs, alcohol, tobacco, and weapons. We will provide such Code of Conduct in print, free of charge, to any investor who requests it by writing to: 180 South Lake Ave., Seventh Floor, Pasadena, CA 91101.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2011, all officers, directors and greater than ten percent beneficial owners complied with the Section 16(a) filing requirements.

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

Summary Compensation and Grants

The following table provides a summary of annual compensation for our executive officers for the years ended December 31, 2011 and 2010. We do not have an employment agreement with our executive officer.

	Annual compensation				Total
Name and principal position	Year	Salary	Bonus	Option Grants (1)
Justin W. Yorke President, Chief Executive and Financial Officer, Director	2011 2010	- -	- -	- $ 13,763	- $ 13,763
Joseph W. Skeehan President, Chief Executive and Financial Officer, Director	2011 2010	- -	- -	- -	- -

(1)

For awards of options, the dollar amount recognized is based on the aggregate grant date fair value of the awards computed in accordance with FASB Accounting Standards Codification Topic 718, Compensation — Stock Compensation.

Stock options granted during the most recently completed financial year

As of January 26, 2010 all 473,333 outstanding stock options were terminated or expired and 455,000 new options were granted at an exercise price of $0.22 per share. No options were exercised by our executive officers during the years ended December 31, 2011 and 2010.

Outstanding Equity Awards at December 31, 2011

The following table sets forth the number and value of securities underlying options held as of December 31, 2011 by each named executive officer.

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

Director compensation in 2011

	Fees earned or paid in cash	Option Awards (1)	Total
Joseph W. Skeehan	n/a	-	-
Reuben Sandler, Ph.D.	n/a	-	-
Justin W. Yorke	n/a	-	-

(1)

For awards of options, the dollar amount recognized is based on the aggregate grant date fair value of the awards computed in accordance with FASB Accounting Standards Codification Topic 718, Compensation — Stock Compensation.

Equity compensation plan

Our board of directors and stockholders approved our equity compensation plan in August 2004. We have authorized a total of 10% of the number of shares outstanding for issuance under this plan. For the purposes of this calculation, the number of shares outstanding includes securities such as warrants. A total of 924,096 shares of common stock are authorized for grant of which 455,000 options have been granted under the plan to officers, directors, employees, and consultants. Options issued to directors are fully vested upon date of grant and expire five years from the date of issuance.

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

Equity compensation plan information as of December 31, 2011
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan	455,000	$0.22	469,096

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

          The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2011 by:

•

each of our executive officers and directors;

•

all executive officers and directors as a group; and

•

each person who is known by us to beneficially own more than 5% of our outstanding common stock.

As of December 31, 2011, there were 5,188,409 shares of common stock issued and outstanding. Shares of common stock not outstanding but deemed beneficially owned because an individual has the right to acquire the shares of common stock within 60 days, are treated as outstanding when determining the amount and percentage of common stock owned by that individual and by all directors and executive officers as a group. The address of each executive officer and director is 180 South Lake Ave., Seventh Floor, Pasadena, CA 91101. The address of other beneficial owners is set forth below.

Name of beneficial owner	Number of Shares beneficially owned		Percentage of shares outstanding
Executive officers and directors:
Joseph W. Skeehan	93,908	(1)	1.81%
Reuben Sandler, Ph.D.	142,625	(2)	2.75%
Justin W. Yorke	85,000	(3)	1.64%
All executive officers and directors as a group (3persons)	321,533		6.20%
Stockholders owning 5% or more:
Heller 2002 Trust Fred Heller, Trustee 1700 Coronet Drive Reno, Nevada 89509	1,069,358	(4)	20.61%
Gary Frederick P.O. Box 639 Addison, Texas 75001	403,203	(5)	7.77%
2004 Kuhne Family Trust Jay Kuhne, Trustee 79935 Double Eagle La Quinta, California 92253	506,250	(6)	9.75%
John P. McGrain 4 Richland Place Pasadena, CA 91103	476,562	(7)	9.19%

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

Business Relationships with JED

JMG had a Joint Services Agreement with JED Oil Inc. (“JED”). Under the Agreement, JED provided all required personnel, office space, and equipment, at standard industry rates for similar services. The Joint Services Agreement was terminated upon JED’s reorganization in November 2009. JED was considered an affiliate because of its ownership interest in JMG and because two of our directors were directors of JED. All transactions are recorded at the exchange amount. No expenses were incurred under this agreement during the years ended December 31, 2011 and 2010. Amounts payable to JED or its successor Steen River Oil & Gas Ltd. as of December 31, 2011 and 2010 for services up through termination of the agreement was $34,764.

Interpersonal Relationships with JED

The following officers and directors were affiliated with JED up to its reorganization on November 20, 2009 when it was also renamed Steen River Oil & Gas Ltd:

•

Thomas J. Jacobsen was a director of JMG until his resignation in October 2010 and was Chief Executive Officer and a director of JED.

•

Justin W. Yorke is President, Chief Executive and Financial Officer, and a Director of JMG and was Chairman of the JED board of directors.

Skeehan & Company

Joseph Skeehan, a director of JMG is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $20,525 and $21,420, respectively, for the years ended December 31, 2011 and 2010.

Conflicts of Interest Policies

All transactions between us and any of our officers, directors, or 5% stockholders must be on terms no less favorable than could be obtained from independent third parties. Our bylaws require that a majority of disinterested directors is required to approve any proposal in which any of our officers or directors have a principal or other interest.

Other than as described in this section, there are no material relationships between us and any of our directors, executive officers, or known holders of more than 5% of our common stock.

Principal Accounting Fees and Services

It is the policy of the Company for the Board of Directors to pre-approve all audit, tax and financial advisory services. All services rendered by Hein & Associates LLP were pre-approved by the Board of Directors for the years ended December 31, 2011 and 2010. The aggregate fees billed by Hein & Associates LLP for professional services rendered for the audit of the Company’s financial statements and other services were as follows:

Year ended December 31,	2011	2010
Audit fees	$ 39,231	$ 38,800
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

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

March 7, 2012	JMG Exploration Inc.

	By:	/s/ Justin W. Yorke

Justin W. Yorke
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 7, 2012.

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

December 31, 2011

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

JMG Exploration, Inc.

Pasadena, California

We have audited the accompanying consolidated balance sheets of JMG Exploration, Inc. and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMG Exploration, Inc. and subsidiary  as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ HEIN & ASSOCIATES LLP

Irvine, California

March 6, 2012

JMG Exploration, Inc.

CONSOLIDATED BALANCE SHEETS

As of December 31,	2011	2010
ASSETS
Current
Cash and cash equivalents	$ 1,578,715	$ 1,714,959
Accounts receivable, net of $248,400and $165,600 allowance for doubtful accounts in 2011 and 2010	-	-
Prepaid expenses	-	-
Total current assets	1,578,715	1,714,959
Other assets	-	-
Oil and gas properties (accounted for under the successful efforts method of accounting), net of depreciation, depletion, amortization and impairment	44,223	53,773
Total assets	$ 1,622,938	$ 1,768,732
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$ 54,319	$ 49,900
Accrued liabilities	321,367	273,044
Due to affiliate	34,764	34,764
Total current liabilities	410,450	357,708
Asset retirement obligations	31,224	30,100
Total liabilities	441,674	387,808
Commitments and Contingencies
Stockholders’ equity
Share capital
Common stock - $.001 par value; 25,000,000 shares authorized; 5,188,409 shares issued and outstanding at December 31, 2011 and 2010.	5,188	5,188
Preferred stock - $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2011 and 2010.	-	-
Additional paid-in capital	26,257,968	26,066,658
Share purchase warrants	2,184,452	2,184,452
Accumulated deficit	(27,240,329)	(26,849,359)
Accumulated other comprehensive earnings	(26,015)	(26,015)
Total stockholders’ equity	1,181,264	1,380,924
Total liabilities and stockholders’ equity	$ 1,622,938	$ 1,768,732

The accompanying notes are an integral part of these audited consolidated financial statements.

  JMG Exploration, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years ended December 31,	2011	2010
Revenues
Gross revenue	$ 96,000	$ 96,000
Less royalties and taxes	(13,200)	(13,200)
Total revenues	82,800	82,800

Costs and Expenses
General and administrative	213,307	297,902
Production expenses	64,420	64,420
Depletion, depreciation, amortization and impairment	9,550	9,202
Accretion on asset retirement obligation	1,124	1,405
Total costs and expenses	288,401	372,929
Loss from operations	(205,601)	(290,129)
Other Income and Expense
Interest expense	-	(82)
Interest income	6,741	8,594
Other income	-	14,145
Provision for income tax	(800)	(1,600)
Total other income and expense	5,941	21,057
Net loss for the period	(199,660)	(269,072)
Less: deemed dividend on warrant extension	191,310	685,805
Net loss applicable to common shareholders	$ (390,970)	$ (954,877)
Basic and diluted weighted average shares outstanding	5,188,409	5,188,409

Net income (loss) applicable to common shareholders for the period per share, basic and diluted	$ (0.08)	$ (0.18)

The accompanying notes are an integral part of these audited consolidated financial statements.

JMG Exploration, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31,	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (199,660)	$ (269,072)
Adjustments to reconcile net loss to cash flows from operating activities:
Stock-based compensation	-	73,673
Depletion, depreciation, accretion and impairment	10,674	10,607
Bad debt expense	82,800	82,800
Other changes:
Increase in accounts receivable	(82,800)	(82,800)
Increase (decrease) in accounts payable and accrued liabilities	52,742	(21,615)
Decrease in due to affiliate	-	(1,447)
Cash used in operating activities	(136,244)	(207,854)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from note receivable	-	1,900,000
Cash provided by investing activities	-	1,900,000
CASH FLOWS FROM FINANCING ACTIVITIES:	-	-
Net increase (decrease) in cash and cash equivalents	(136,244)	1,692,146
Cash and cash equivalents, beginning of period	1,714,959	22,813
Cash and cash equivalents, end of period	$ 1,578,715	$ 1,714,959
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ 82
Income taxes	$ -	$ 1,600
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extension of warrant expiration date – deemed dividend	$ 191,310	$ 685,805

The accompanying notes are an integral part of these audited consolidated financial statements.

JMG Exploration, Inc.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock	Additional Paid-in Capital	Share Purchase Warrants	Accumulated Deficit	Accumu-lated Other Compre-hensive Loss	Total
	No. Shares	Amt
Balance at December 31, 2009	5,188,409	$ 5,188	-	$ 25,307,180	$2,184,452	$ (25,894,482)	$ (26,015)	$ 1,576,323
Stock based compensation	-	-	-	73,673	-	-	-	73,673
Extension of warrant expiration dates	-	-	-	685,805	-	(685,805)	-	-
Net loss for the year ended December 31, 2010	-	-	-	-	-	(269,072)	-	(269,072)
Balance at December 31, 2010	5,188,409	5,188	-	26,066,658	2,184,452	(26,849,359)	(26,015)	1,380,924
Extension of warrant expiration dates	-	-	-	191,310	-	(191,310)	-	-
Net loss for the year ended December 31, 2011	-	-	-	-	-	(199,660)	-	(199,660)
Balance at December 31, 2011	5,188,409	$ 5,188	-	$ 26,257,968	$2,184,452	$ (27,240,329)	$ (26,015)	$ 1,181,264

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

As of December 31, 2011, JMG has an accumulated deficit of $27,240,329 and has insufficient working capital to fund development and exploratory drilling opportunities. In Management’s opinion, JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2012. Raising additional capital is not considered a viable strategy and JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

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

Critical accounting estimates

In the preparation of the financial statements, it is necessary to make certain estimates that are critical to determining our assets, liabilities, and net income. None of these estimates affect the determination of cash flow but do have a significant impact in the determination of net income. The most critical of these estimates is the reserves estimations for gas properties.

At December 31, 2007, JMG engaged an independent engineering firm to evaluate 100% of our developed oil and gas reserves and prepare a report thereon. The estimation of the reserve volumes and future net revenues set out in the report is complex and subject to uncertainties and interpretations. Judgments are based upon engineering data, projected future rates of production, forecasts of commodity prices, and the timing of future expenditures. Inevitably the estimates of reserve volumes and future net revenues will vary over time as new data becomes available and estimates of future net revenues do not represent fair market value. For the year ended December 31, 2011 and 2010, JMG adjusted the 2007 reserve information per this report based on 2008, 2009, 2010, and 2011 production, current prices for natural gas and a review of other assumptions utilized in the 2007 reserve report.

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

Asset Retirement Obligations

We have adopted ASC 410 “Asset Retirement and Environmental Obligations” from inception. The net estimated costs are discounted to present values using a credit-adjusted, risk-free rate over the estimated economic life of the properties. These costs are capitalized as part of the cost of the related asset and amortized. The associated liability is classified as a long-term liability and is adjusted when circumstances change and for the accretion of expense.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and balances invested in short-term securities with original maturities of less than 90 days. For the year ended December 31, 2011, the average effective interest rate earned on cash equivalent balances was 0.35%. As of December 31, 2011, the Company had $1,578,715 in cash. JMG maintains two cash accounts with financial institutions in the United States. The United States account is insured by the Federal Deposit Insurance Corporation up to $250,000. At times we may have cash balances above the FDIC insured limits. JMG has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Net income (loss) per share

Income (loss) per share (“EPS”) is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share for the years ended December 31, 2011 and 2010 because their effect would be antidilutive. The following shares were accordingly excluded from the net loss per share calculation.

	Years ended December 31,
	2011	2010
Stock warrants	4,062,551	4,062,551
Stock options	455,000	455,000
Total share excluded	4,517,551	4,517,551

Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no income tax examinations underway for these jurisdictions, although the tax years ended December 31, 2011, 2010, 2009, 2008, 2007, and 2006 are all still open for examination.

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

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized. As a result of this valuation allowance, the effective tax rate for the years ended December 31, 2011 and 2010 is zero percent.

Allowance for doubtful accounts

Trade accounts receivable are recorded at the invoiced amount. The Company does not have any off-balance-sheet credit exposure related to its customers. The Company assesses risk and allowance for doubtful accounts on a customer specific basis. As of December 31, 2011 and 2010, the Company has an allowance for doubtful accounts of $248,400 and $165,600 due to evaluation of it’s oil and gas revenue from the operations.

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information and other data. These estimates involve uncertainties and cannot be determined with precision. For certain of JMG’s financial instruments, including cash, accounts receivable, loan receivable, and accounts payable, the carrying amounts approximate fair value. See footnote 11.

3.   Loan Receivable

In conjunction with a September 5, 2007 Share Exchange Agreement with the shareholders of Newco Group Limited, JMG provided Newco a $3,000,000 loan. On January 4, 2008, JMG elected to exercise its right under the Share Exchange Agreement to terminate such agreement. As of December 31, 2007, JMG recorded a valuation allowance of $1,850,000 and reduced the value of the Newco loan receivable to $1,150,000.

On November 11, 2009 JMG entered into a Settlement Agreement between Newco, and Iris. The Settlement Agreement provided that all rights, claims, and demands of all parties are settled in full upon JMG’s surrender of 1,427,665 shares of stock held as collateral for the loan and JMG’s receipt of $1,900,000. Payment to JMG and the transfer of the shares occurred in May 2010. JMG reduced its valuation allowance by $750,000 in the 4th quarter of 2009.

4.  Property and Equipment

Depletion, depreciation, and amortization expense was $9,550 and $9,202 for the years ended December 31, 2011 and 2010, respectively. No impairment charges were incurred during these periods. Undeveloped land and other assets not related to petroleum and natural gas properties were excluded from the depletion calculation.

Oil and gas properties (accounted for under the successful efforts method of accounting)

	December 31,
	2011	2010
Petroleum and natural gas properties	$ 1,987,646	$ 1,987,646
Undeveloped Properties	1,477,396	1,477,396
Accumulated depletion, depreciation, amortization and impairment	(3,420,819)	(3,411,269)
	$ 44,223	$ 53,773

5.  Accrued Expenses

Accrued expenses consist of the following at:

December 31,
	2011	2010
Accrued Pinedale operating costs	$ 230,369	$ 182,046
Other accrued expenses	90,998	90,998
	$ 321,367	$ 273,044

6.   Stockholders’ Equity

a) Authorized, issued and outstanding

The Company has authorized 25,000,000 common shares, par value $.001, and 10,000,000 preferred shares, par value $.001. As of December 31, 2011 and 2010 there were 5,188,409 and 0 shares, respectively, of common stock and preferred stock issued and outstanding.

b) Stock options

The Company has a stock option plan under which employees, directors and consultants are eligible to receive grants. As of December 31, 2011, 924,096 shares were reserved for issuance under the plan and 469,096 options are available for issuance. Options granted under the plan generally have a term of five years to expire and vest immediately when issued to directors and generally vest as to one-third on each of the first, second and third anniversaries of the grant date for employees and consultants. The exercise price of each option equals the market value of the Company’s common stock on the date of grant. There was no stock compensation related to unvested awards as of December 31, 2011.

On January 26, 2010 JMG cancelled 473,333 common stock options outstanding at an average exercise price of $3.00 per share and issued 455,000 new options at an exercise price of $0.22 per share and which expire in five years. With respect to the issuance of the new stock options, JMG incurred stock based compensation expense of $73,673 for the year ended December 31, 2010.

The following summarizes information concerning outstanding and exercisable stock options:

	Number of options	Weighted average exercise price
Exercisable as at December 31, 2009	473,333	$ 3.00
Vested	-	-
Issued	455,000	$ 0.22
Cancelled	473,333	$ 3.00
Exercisable as at December 31, 2010	455,000	$ 0.22
Exercisable as at December 31, 2011	455,000	$ 0.22

All 455,000 options outstanding s of December 31, 2011 are fully vested and exercisable.

The Company records stock-based compensation in accordance with the fair value recognition provisions of ASC 718 “ Compensation—Stock Compensation”.

c) Extension of warrants

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

d) Income/Loss per share

The weighted average number of common shares outstanding were 5,188,409 for the years ended December 31, 2011 and 2010. All of the Company’s outstanding stock options and warrants currently have an antidilutive effect on per common share amounts. These stock options and warrants could be dilutive in future periods.

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

At December 31, 2011 and 2010, the Company had no increase or decrease in unrecognized income tax benefits for the year. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2011 and 2010. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no income tax examinations underway for these jurisdictions, although the tax years ended December 31, 2011, 2010, 2009, 2008, 2007 and 2006 are all still open for examination.

(a)

Income tax expense (recovery)

The provision for income taxes recorded in the financial statements differs from the amount which would be obtained by applying the statutory income tax rate to the loss before tax as follows:

	2011	2010
Loss for the period before income taxes	$ (199,660)	$ (249,951)
Effective tax rate	34%	34%
Expected income tax expense/(recovery)	(67,884)	(84,983)
State income taxes	800	1,600
Change in valuation allowance	(2,442)	(266,164)
Prior year	70,326	351,147
Income tax benefit	$ 800	$ 1,600

(b) Deferred income taxes

The Company does not recognize the deferred income tax asset at this time because the realization of the asset is less likely than not. The components of the Company’s deferred income tax asset are as follows:

Deferred Tax Assets

	2011	2010
Non-capital loss carry forward	$ 7,110,660	$ 7,084,950
Oil and gas property basis difference	415,938	415,938
Bad debt allowance	28,152	56,304
Stock based compensation and other general and administrative expense	624,134	624,134
Total	8,178,884	8,181,326
Valuation allowance	(8,178,884)	(8,181,326)
Net deferred assets	$ -	$ -

The Company has net operating losses for federal and state income tax purposes of approximately $18,907,801       and $16,146,028 which are available for application against future taxable income and which will start expiring in 2024. The benefit associated with the net operating loss carry forward will more likely than not go unrealized unless future exploration in the U.S. is successful. Since the success of future exploration is indeterminable, the potential benefits resulting from these net operating losses have not been recorded in the financial statements.

8.   Related Party Transactions

JMG had a Joint Services Agreement with JED Oil Inc. (“JED”). Under the Agreement, JED provided all required personnel, office space, and equipment, at standard industry rates for similar services. The Joint Services Agreement was terminated upon JED’s reorganization in November 2009. JED was considered an affiliate because of its ownership interest in JMG and because two of our directors were directors of JED. No expenses have been incurred under this agreement since November 2009. Amounts payable to JED’s successor, Steen River Oil & Gas Ltd., as of December 31, 2011 and 2010 for services up through termination of the agreement are $34,764.

Joseph Skeehan, a director of JMG is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $20,525 and $21,420 respectively for the years ended December 31, 2011 and 2010.

9.  Asset Retirement Obligations

As of December 31, 2011, the estimated present value of the Company’s asset retirement obligation was $31,224 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $1,405 was recorded for years ended December 31, 2011 and 2010.

Asset retirement obligation at December 31, 2010	$ 30,100
Liabilities incurred	-
Liabilities settled	-
Accretion expense	1,124
Asset retirement obligations at December 31, 2011	$ 31,224

10.  Supplemental Oil and Gas Reserve Information (Unaudited)

For the years ended December 31, 2011 and 2010 the Company incurred no costs for oil and gas property acquisition, exploration, and development activities.

The reserve quantity and future net cash flow information as of and for the year ending December 31, 2011 and 2010 was based on a reserve report prepared by CG Engineering Ltd. for the year ending December 31, 2007, as adjusted for 2011, 2010, 2009 and 2008 production. Proved reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made.

Commencing the year-end 2009, new SEC rules were implemented requiring that reserve calculations be based on the un-weighted average first-day-of-the-month prices for the prior twelve months, as contrasted with the previous method which utilized period end prices.

The estimates included in the following tables are by their nature inexact and are subject to changing economic, operating, and contractual conditions. At December 31, 2011, all of JMG’s reserves are attributable to two producing wells. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect JMG’s expectations for actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these are the basis for the valuation process.

 As of December 31, 2011 and 2010, the Company’s reserves were all proved developed.  Presented below is a summary of the changes in estimated reserves of the Company:

	For the Years Ended December 31,
	2011		2010
	Oil or Condensate	Gas	Oil or Condensate	Gas
	(Bbl)	(Mcf)	(Bbl)	(Mcf)
Beginning of year	1,600	107,115	2,000	110,908
Revisions of previous estimates	-	-	-	-
Sale of reserves	-	-	-	-
Production	(400)	(3,793)	(400)	(3,793)
	1,200	103,322	1,600	107,115

 Standardized Measure of Discounted Future Net Cash Flows (Unaudited):

For purposes of the following disclosures, estimates were made of quantities of proved reserves and the periods during which they are expected to be produced. Future cash flows for the 2011 and 2010 estimates were computed by applying the simple arithmetic average of the natural gas price in effect on the first day of each month to estimated annual future production from proved gas reserves. Future development and production costs were computed by applying year-end costs to be incurred in producing and further developing the proved reserves. Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits and allowances) to the estimated net future pre-tax cash flows.

The discount was computed by application of a 10% discount factor. The calculations assume the continuation of existing economic, operating, and contractual conditions. However, such arbitrary assumptions have not proven to be the case in the past. Other assumptions of equal validity could give rise to substantially different results.

Standardized Measure of Discounted Future Net Cash Flows

Relating to Proved Petroleum and Natural Gas Reserves

	Year ended December 31,
	2011	2010
Future cash inflows	$ 524,147	$ 642,421
Future production costs	(294,900)	(316,543)
Future development costs	(14,000)	(14,000)
Future net cash flows	215,247	311,878
10% annual discount	(105,773)	(123,125)
Standardized measure of discounted future net cash flows	$ 109,474	$ 188,753

The discounted present values shown in the aforementioned table are not intended to represent the current market value of the estimated proved oil and gas reserves owned by us.

The principle sources of change in the standardized measure of discounted future net cash flows are:

	Year ended December 31,
	2011	2010
Balance at beginning of period	$ 188,753	$ 141,876
Sales of oil and gas, net	(16,549)	(16,549)
Net change in prices and production costs	(40,730)	57,033
Net change in future development costs	-	-
Extensions and discoveries	-	-
Sale of reserves	-	-
Revisions of previous quantity estimates	-	-
Accretion of discount	18,875	21,531
Other	(40,875)	(15,138)
Balance at end of period	$ 109,474	$ 188,753

11.   Financial Instruments

a) Fair value of financial assets and liabilities

 The company’s financial instruments consist of cash and cash equivalents, accounts receivable, due from related parties, loan receivable, and accounts payable. As at December 31, 2011 and 2010 there were no significant difference between the carrying amounts of these financial instruments and their estimated fair value.

b) Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, accounts receivable, and loan receivable. At December 31, 2011, the Company had all of its cash and cash equivalents with two banking institutions. The company partially mitigates the concentration risk associated with cash deposits by only depositing material amounts of funds with major banking institutions. Concentrations of credit risk with respect to accounts receivables are the result of joint venture operations with industry partners and are subject to normal industry credit risks. The Company routinely assesses the credit of joint venture partners to minimize the risk of non-payment.

c) Interest rate risk

At December 31, 2011 and 2010, the Company had no outstanding indebtedness that bears interest.

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

JMG has no financial assets that are subject to fair value measurement as of December 31, 2011 and 2010.

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

15.  Subsequent Events

On January 6, 2012 the Company extended the expiration dates of all warrants, except those issued to our underwriters, to January 15, 2013. A total of 369,249 $6.00 warrants, 1,739,500 $4.25 warrants, and 1,763,802 $5.00 warrants were to expire on January 15, 2011. A deemed dividend of $14,022 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model.