Form 10-Q
period 2012-03-31
JMG Exploration, Inc.
filed 2012-05-11
CIK 1299967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

The number of shares outstanding of Registrant’s common stock, par value $0.01, as of March 31, 2012, was 5,188,409.

JMG Exploration, Inc.
Index to Form 10-Q Quarterly Report
to the Securities and Exchange Commission

		Page
		No.
	Part I Financial Information

Item 1	Consolidated Financial Statements

	Consolidated Balance Sheets (unaudited) as of March 31, 2012 and December 31, 2011.	3

	Consolidated Statements of Operations (unaudited) for the three month periods ended March 31, 2012 and 2011.	4

	Consolidated Statements of Comprehensive Loss (unaudited) for the three month periods ended March 31, 2012 and 2011.	5
	Consolidated Statements of Cash Flows (unaudited) for the three month periods ended March 31, 2012 and 2011.	6

	Consolidated Statement of Stockholders’ Equity (unaudited) for the three month period ended March 31, 2012.	7

	Notes to Consolidated Financial Statements (unaudited)	8 - 14

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 - 19

Item 3	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T	Controls and Procedures	20-21

	Part II Other Information

Item 1	Legal Proceedings	22

Item 1A	Risk Factors	22

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3	Defaults Upon Senior Securities	22

Item 4	Submission of Matters to a Vote of Security Holders	22

Item 5	Other Information	22

Item 6	Exhibits	22

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

JMG Exploration, Inc.

CONSOLIDATED BALANCE SHEETS

(unaudited)

As of	March 31 2012	December 31 2011
ASSETS
Current
Cash and cash equivalents	$ 1,545,930	$ 1,578,715
Accounts receivable, net of $269,100 and $248,400 allowance for doubtful accounts in 2012 and 2011	-	-
	1,545,930	1,578,715
Oil and gas properties (accounted for under the successful efforts method of accounting), net of depreciation, depletion, amortization and impairment	41,671	44,223
	$ 1,587,601	$ 1,622,938
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$ 58,971	$ 54,319
Accrued liabilities	337,472	321,367
Due to affiliate	34,764	34,764
Total current liabilities	431,207	410,450
Asset retirement obligations	31,505	31,224
	462,712	441,674
Stockholders’ equity
Share capital
Common stock - $.001 par value; 25,000,000 shares authorized; 5,188,409 shares issued and outstanding	5,188	5,188
Preferred stock - $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2012 and 2011	-	-
Additional paid-in capital	26,280,954	26,257,968
Share purchase warrants	2,184,452	2,184,452
Accumulated deficit	(27,319,690)	(27,240,329)
Accumulated other comprehensive loss	(26,015)	(26,015)
	1,124,889	1,181,264
	$ 1,587,601	$ 1,622,938

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three month period ended March 31,
	2012	2011
Revenues
Gross Revenue	$ 24,000	$ 24,000
Less royalties and taxes	(3,300)	(3,300)
	20,700	20,700

Costs and Expenses
General and administrative	58,590	83,215
Production expenses	16,105	16,105
Depletion, depreciation, amortization and impairment	2,552	2,302
Accretion on asset retirement obligation	281	281
	77,528	101,903
Loss from operations	(56,828)	(81,203)

Other Income and Expense
Interest income	453	1,786
	453	1,786
Net loss	(56,375)	(79,417)
Less: deemed dividend on warrant extension	(22,986)	(548,804)
Net loss applicable to common shareholders	$ (79,361)	$ (628,221)
Basic and diluted weighted average shares outstanding	5,188,409	5,188,409

Net loss for the period per share, basic and diluted	$(0.02)	$(0.12)

         The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (unaudited)

Three month period ended March 31,
	2012	2011

Net loss for the period	$ (56,375)	$ (79,417)
Other comprehensive income (loss):
Foreign exchange translation adjustment	-	-
Comprehensive loss for the period	$ (56,375)	$ (79,417)

    The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three month period ended March 31,
For the	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (56,375)	$ (79,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation, amortization, accretion and impairment	2,833	2,583
Change in allowance for doubtful accounts	20,700	20,700
Other changes:
Decrease in accounts receivable	(20,700)	(20,700)
Increase in accounts payable and accrued liabilities	20,757	38,318
Cash used in operating activities	(32,785)	(38,516)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-
Effect of foreign exchange on cash and cash equivalents	-	-
Net (decrease) in cash and cash equivalents	(32,785)	(38,516)
Cash and cash equivalents, beginning of period	1,578,715	1,714,959
Cash and cash equivalents, end of period	$ 1,545,930	$ 1,676,443

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extension of warrant expiration date – deemed dividend	$ (22,986)	$ (548,804)

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.

STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Share Purchase Warrants	Accumulated Deficit	Accumu-lated Other Compre-hensive Loss	Total
	No. Shares	Amt
Balance at December 31, 2011	5,188,409	$5,188	$ -	$26,257,968	$2,184,452	$(27,240,329)	$(26,015)	$1,181,264
Extension of warrant expiration dates	-	-	-	22,986	-	(22,986)	-	-
Net loss for the three month period ended March 31, 2012	-	-	-	-	-	(56,375)	-	(56,375)
Balance at March 31, 2012 (unaudited)	5,188,409	$5,188	$ -	$26,280,954	$2,184,452	$(27,319,690)	$(26,015)	$1,124,889

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

As of March 31, 2012, JMG has an accumulated deficit of $27,319,690 and has insufficient working capital to fund development and exploratory drilling opportunities. Following the collection of our loan receivable in May 2010, JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2012. Raising additional capital is not considered a viable strategy and JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

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

At December 31, 2007, JMG engaged an independent engineering firm to evaluate 100% of our developed oil and gas reserves and prepare a report thereon. The estimation of the reserve volumes and future net revenues set out in the report is complex and subject to uncertainties and interpretations. Judgments are based upon engineering data, projected future rates of production, forecasts of commodity prices, and the timing of future expenditures. Inevitably the estimates of reserve volumes and future net revenues will vary over time as new data becomes available and estimates of future net revenues do not represent fair market value. For the year ended December 31, 2011 and the quarter ended March 31, 2012, JMG adjusted the 2007 reserve information per this report based on 2008, 2009, 2010, 2011 and 2012 production, current prices for natural gas and a review of other assumptions utilized in the 2007 reserve report.

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

Under the successful-efforts method of accounting, all costs of property acquisitions and drilling of exploratory wells are initially capitalized. If a well is unsuccessful, the capitalized costs of drilling the well, net of any salvage value, are charged to expense. If a well finds oil and natural gas reserves that cannot be classified as proved within a year after discovery, the well is assumed to be impaired and the capitalized costs of drilling the well, net of any salvage value, are charged to expense. The capitalized costs of unproven properties are periodically assessed to determine whether their value has been impaired below the capitalized cost, and if such impairment is indicated, a loss is recognized. We consider such factors as exploratory results, future drilling plans, and lease expiration terms when assessing unproved properties for impairment. For each field, an impairment provision is recorded whenever events or circumstances indicate that the carrying value of those properties may not be recoverable from estimated future net revenues. The impairment provision is measured as the excess of carrying value over the fair value. Fair value is defined as the present value of the estimated future net revenue from total proved and risked-adjusted probable reserves over the economic life of the reserves, based on yearend oil and gas prices, consistent with price and cost assumptions used for acquisition evaluations.

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

The Company recognizes stock-based compensation expense as a component of general and administrative expenses in the consolidated statements of operations. There was no stock-based compensation expense for the quarters ended March 31, 2012 and 2011.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and balances invested in short-term securities with original maturities of less than 90 days. As of March 31, 2012, the Company had $1,545,930 in cash. JMG maintains two cash accounts with financial institutions in the United States. The United States account is insured by the Federal Deposit Insurance Corporation up to $250,000. At times we may have cash balances above the FDIC insured limits.  JMG has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Loss per Common Share

Loss per share (“EPS”) is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share for the three month periods ended March 31, 2012 and 2011 because their effect would be antidilutive. The following shares were accordingly excluded from the net income/loss per share calculation.

	Three month period ended March 31,
	2012	2011
Stock warrants	4,062,551	4,062,551
Stock options	455,000	473,333
Total share excluded	4,517,551	4,535,884

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

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized. As a result of this valuation allowance, the effective tax rate for the three months ended March 31, 2012 and 2011 is zero percent.

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value. If the financial condition of JMG’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Delinquent trade accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The need for an allowance is determined through an analysis of the past-due status of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The allowance for doubtful accounts was $269,100 and $248,400 as of March 31, 2012 and December 31, 2011, respectively.

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

Recent Accounting Pronouncements

In January 2012, we adopted ASU 2011-12 Comprehensive Income (topic 220) which required additional disclosures for comprehensive income. As permitted under this standard, we have elected to present comprehensive income in two separate but consecutive financial statements, consisting of a statement of income followed by a separate statement of comprehensive income. This standard is required to be applied retrospectively beginning January 1, 2012, except for certain provisions for which adoption was delayed.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on our consolidated financial statements or disclosures.

3.  PROPERTY AND EQUIPMENT

Depletion, depreciation, amortization and impairment expense was $2,553 and $2,302 for the three month period ended March 31, 2012 and 2011, respectively. Undeveloped land and other assets not related to petroleum and natural gas properties were excluded from the depletion calculation.

Oil and gas properties (accounted for under the successful efforts method of accounting)

	March 31, 2012	December 31, 2011
Petroleum and natural gas properties	$ 1,987,646	$ 1,987,646
Undeveloped Properties	1,477,396	1,477,396
Accumulated depletion, depreciation, amortization and impairment	(3,423,371)	(3,420,819)
	$ 41,671	$ 44,223

4.  RELATED PARTY TRANSACTIONS

JED Oil Inc.

JMG had a Joint Services Agreement with JED Oil Inc. (“JED”). Under the Agreement, JED provided all required personnel, office space and equipment, at standard industry rates for similar services. The Joint Services Agreement was terminated upon JED’s reorganization in November 2009. JED was considered an affiliate because of its ownership interest in JMG and because two of our directors were directors of JED. All transactions are recorded at the exchange amount. Total expenses incurred under this agreement for both of the three month periods ended March 31, 2012 and 2011 were $0. Amounts payable to JED or its successor Steen River Oil & Gas Ltd. as of March 31, 2012 and December 31, 2011 for services up through termination of the agreement was $34,764.

Skeehan & Company

Joseph Skeehan, a director of JMG, is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $0 and $7,940 during the three month periods ended March 31, 2012 and 2011, respectively. As of March 31, 2012, no balance was due Skeehan & Company.

5.  ASSET RETIREMENT OBLIGATION

As of March 31, 2012, the estimated present value of the Company’s asset retirement obligation was $31,224 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $281 was recorded for both of the three month periods ending March 31, 2012 and 2011.

Asset retirement obligations at December 31, 2011	$31,224
Accretion expense	281
Asset retirement obligations at March 31, 2012	$31,505

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

 JMG has no financial instruments recorded at fair value as of March 31, 2012.

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

8. STOCKHOLDERS’ EQUITY

On January 3, 2012, JMG’s Board of Directors elected to extend its three classes of warrants (1,739,500 warrants at $4.25, 1,763,802 warrants at $5.00 and 369,249 warrants at $6.00) for an additional year with an expiration on January 15, 2013. The strike prices of $4.25, $5.00, and $6.25 on the warrants will remain in place. A deemed dividend of $22,986 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model.

On January 3, 2011, the Company extended the expiration dates of all warrants, except those issued to our underwriters, to January 15, 2012. A total of 369,249 $6.00 warrants, 1,739,500 $4.25 warrants, and 1,763,802 $5.00 warrants were to expire on January 15, 2011. A deemed dividend of $548,804 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model.

9. SUBSEQUENT EVENT

On April 20, 2012, JMG entered into a non-binding Letter of Intent to acquire Ad-Vantage Networks, Inc., a development stage corporation that is engaged in digital advertising service technology.

The acquisition will result in the current stockholders of JMG owning approximately 12.9% of the Company on a fully diluted basis and the security holders of Ad-Vantage, together with certain new investors, option holders and warrant holders owning the balance.

The transaction is subject to a 90 day due diligence period, the entry into definitive agreements and other customary conditions. No assurance can be given that the transaction between JMG and Ad-Vantage can or will be completed.

On completion of the proposed transaction:

•

Ad-Vantage will become a wholly owned subsidiary of JMG Exploration;

•

JMG will seek to implement a one-for-two reverse stock split:

•

JMG will extend its three classes of warrants ($4.25, $5.00 and $6.00) for a period of 18 months from the closing of the transaction;

•

JMG will cause the officers and directors of Ad-Vantage to become officers and directors of JMG Exploration; and

•

JMG will have a board of directors that will consist of five persons, two of whom will be designated by Ad-Vantage, two by JMG and one independent director to be mutually designated by the parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of financial results as provided by the management of JMG Exploration, Inc. (“JMG”) should be read in conjunction with the unaudited consolidated financial statements and notes for the three month periods ended March 31, 2012 and 2011, the audited financial statements and accompanying notes for the years ended December 31, 2011 and 2010 and the management’s discussion and analysis for the years ended December 31, 2011 and 2010.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements. All statements other than statements of historical facts contained herein, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions as described in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011.

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

As of March 31, 2012, JMG has an accumulated deficit of $27,319,690 and has insufficient working capital to fund development and exploratory drilling opportunities. Following the collection of our loan receivable in May 2010, JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2012. Raising additional capital is not considered a viable strategy and JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

On April 20, 2012, JMG entered into a non-binding Letter of Intent to acquire Ad-Vantage Networks, Inc., a development stage corporation that is engaged in digital advertising service technology.

The acquisition will result in the current stockholders of JMG owning approximately 12.9% of the Company on a fully diluted basis and the security holders of Ad-Vantage, together with certain new investors, option holders and warrant holders owning the balance.

The transaction is subject to a 90 day due diligence period, the entry into definitive agreements and other customary conditions. No assurance can be given that the transaction between JMG and Ad-Vantage can or will be completed.

On completion of the proposed transaction:

•

Ad-Vantage will become a wholly owned subsidiary of JMG Exploration;

•

JMG will seek to implement a one-for-two reverse stock split:

•

JMG will extend its three classes of warrants ($4.25, $5.00 and $6.00) for a period of 18 months from the closing of the transaction;

•

JMG will cause the officers and directors of Ad-Vantage to become officers and directors of JMG Exploration; and

•

JMG will have a board of directors that will consist of five persons, two of whom will be designated by Ad-Vantage, two by JMG and one independent director to be mutually designated by the parties.

Results of operations

Revenue. Our revenue is dependent upon success in finding and developing oil and natural gas reserves. Our ownership interest in the production from these properties is measured in BOE per day, a term that encompasses both oil and natural gas production. Revenues were $20,700 and $20,700 for the three month periods ended March 31, 2012 and 2011, respectively.

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

General and administrative expense. General and administrative expense relates to compensation and overhead for executive officers and fees for general operational and administrative services. For our Pinedale gas operations we have contracted out all field personnel and equipment necessary for ongoing operations and related administrative functions. General and administrative expenses were $58,590 and $83,215 for the three months ended March 31, 2012 and 2011, respectively.  Expenses consist principally of salaries, consulting fees and office costs.

The decrease in general and administrative expense from 2011 was principally due to a decrease in consulting fees.

Production expense. Production costs include operating costs associated with field activities and geophysical and geological expense. Under the successful-efforts method, costs such as geological and geophysical, exploratory dry holes and delay rentals are expensed as incurred. Production expenses for the three months ended March 31, 2012 and 2011 were $16,105 and $16,105, respectively.

Depletion, depreciation. amortization and impairment expense. Depletion, depreciation, amortization and impairment expense for the three months ending March 31, 2012 and 2011 were $2,552 and $2,302, respectively.

Accretion expense. As of March 31, 2012, the estimated present value of the Company’s asset retirement obligation was $31,505 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $281 was recorded for the three months ending March 31, 2012.

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

Interest income. Interest for the periods ending March 31, 2012 and 2011 was $453 and $1,786, respectively. Interest was principally attributable to interest on cash balances.

Deemed dividend on warrant extension.  On January 3, 2012, JMG’s Board of Directors elected to extend its three classes of warrants (1,739,500 warrants at $4.25, 1,763,802 warrants at $5.00 and 369,249 warrants at $6.00) for an additional year with an expiration on January 15, 2013. The strike prices of $4.25, $5.00, and $6.25 on the warrants will remain in place. A deemed dividend of $22,986 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model.

On January 3, 2011, the Company extended the expiration dates of all warrants, except those issued to our underwriters, to January 15, 2012. A total of 369,249 $6.00 warrants, 1,739,500 $4.25 warrants, and 1,763,802 $5.00 warrants were to expire on January 15, 2010. A deemed dividend of $548,804 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model.

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

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized.  As a result of this valuation allowance, the effective tax rate for the first quarter of 2012 and 2011 is zero percent.

Liquidity and capital resources

At March 31, 2012, we had $1,545,930 in cash and cash equivalents. Since our incorporation, we have financed our operating cash flow needs through private and public offerings of equity securities.  As of March 31, 2012, JMG has an accumulated deficit of $27,319,690 and has insufficient working capital to fund development and exploratory drilling opportunities. Following the collection of our loan receivable in May 2010, JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2012. Raising additional capital is not considered a viable strategy and JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

JMG has the following warrants outstanding as of March 31, 2012:

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

Cash flow used in operations. Cash utilized by operating activities was $32,785 and $38,516 for the three months ended March 31, 2012 and 2011. The use of cash in 2012 was attributable to net loss of $56,375 which was increased by the decrease in accounts payable of $20,757, and decreased by a decrease in accounts receivable of $20,700. The cash requirements were further offset by depletion, depreciation, amortization, accretion, and impairment expense of $2,833 and an increase in the reserve for doubtful accounts of $20,700 which did not use cash.

Cash utilized by operating activities was $38,516 for the three months ended March 31, 2011. The use of cash was attributable to net loss of $79,417 which was increased by the decrease in accounts payable of $38,318, and decreased by a decrease in accounts receivable of $20,700. The cash requirements were further offset by depletion expense of $2,583, and an increase in the reserve for doubtful accounts of $20,700 which did not use cash.

Cash flow used in investing activities. Cash provided by investing activities was $0 for the three months ended March 31, 2012 and 2011.

Cash flow used in financing activities. Cash flows from financing activities was $0 for the three months ended March 31, 2012 and 2011.

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

Contractual obligations and commitments

None.

Related Party Transactions

JED Oil Inc.

JMG had a Joint Services Agreement with JED Oil Inc. (“JED”). Under the Agreement, JED provided all required personnel, office space and equipment, at standard industry rates for similar services. The Joint Services Agreement was terminated upon JED’s reorganization in November 2009. JED was considered an affiliate because of its ownership interest in JMG and because two of our directors were directors of JED. All transactions are recorded at the exchange amount. Total expenses incurred under this agreement for both 2012 and 2011 were $0. Amounts payable to JED or its successor Steen River Oil & Gas Ltd. as of March 31, 2012 and December 31, 2011 for services up through termination of the agreement was $34,764.

Skeehan & Company

Joseph Skeehan, a director of JMG, is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $0 and $7,940 during the three month periods ended March 31, 2012 and 2011, respectively. As of March 31, 2012, no balance was due Skeehan & Company.

Outlook and Proposed Transactions

As of March 31, 2012, we had an accumulated deficit of $27,319,690 and have insufficient working capital to fund development and exploratory drilling opportunities. Following the collection of our loan receivable in May 2010, JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2012. Raising additional capital is not considered a viable strategy and JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

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

Interest Rate Risk. Interest rate risk will exist principally with respect to any future indebtedness that bears interest at floating rates. At March 31, 2012, we had no long-term indebtedness and do not contemplate utilizing indebtedness as a means of financing operations.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, the Company carried out an assessment under the supervision and with the participation of our Chief Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(1) and I 5d-15(1)). Our Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2012.

 Material Weaknesses and Related Remediation Initiatives

 Set forth below is a summary of the various significant deficiencies which caused management to conclude that we had the material weaknesses identified above. Through the efforts of management, external consultants and our Audit Committee, we have developed a specific action plan to remediate the material weaknesses.  We expect to implement these various action plans during 2012 and anticipate that all control deficiencies and material weaknesses will be remediated by December 31, 2012.

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of March 31, 2012. Because the remedial actions may require hiring of additional personnel, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our Commission reporting obligations.

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

Item 1A. Risk Factors

There have been no material changes to the information included in response to Item 1A. “Risk Factors” in our 2011 Annual Report on Form 10-K.

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

JMG Exploration, Inc

Date: May 11, 2012	/s/ Justin Yorke
Justin Yorke
Chief Executive and Financial Officer, and President