Form 10-Q
period 2012-06-30
JMG Exploration, Inc.
filed 2012-08-03
CIK 1299967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

The number of shares outstanding of Registrant’s common stock, par value $0.01, as of June 30, 2012, was 5,423,409.

JMG Exploration, Inc.
Index to Form 10-Q Quarterly Report
to the Securities and Exchange Commission

		Page
		No.
	Part I Financial Information

Item 1	Consolidated Financial Statements

	Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011.	3

	Consolidated Statements of Operations (unaudited) for the six month periods ended June 30, 2012 and 2011.	4

	Consolidated Statements of Cash Flows (unaudited) for the six month periods ended June 30, 2012 and 2011.	5

	Consolidated Statement of Stockholders’ Equity (unaudited) for the six month period ended June 30, 2012.	6

	Notes to Consolidated Financial Statements (unaudited)	7 - 13

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 - 18

Item 3	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T	Controls and Procedures	19-20

	Part II Other Information

Item 1	Legal Proceedings	21

Item 1A	Risk Factors	21

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3	Defaults Upon Senior Securities	21

Item 4	Mine Safety Disclosures	21

Item 5	Other Information	21

Item 6	Exhibits	21

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

JMG Exploration, Inc.

CONSOLIDATED BALANCE SHEETS

As of	June 30, 2012	December 31, 2011*
ASSETS	(unaudited)
Current
Cash and cash equivalents	$ 1,537,459	$ 1,578,715
Accounts receivable, net of $289,800 and $248,400 allowance for doubtful accounts in 2012 and 2011	-	-
	1,537,459	1,578,715
Oil and gas properties (accounted for under the successful efforts method of accounting), net of depreciation, depletion, amortization and impairment	13,346	44,223
	$ 1,550,805	$ 1,622,938
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$ 51,492	$ 54,319
Accrued liabilities	353,577	321,367
Due to affiliate	34,764	34,764
Total current liabilities	439,833	410,450
Asset retirement obligations	31,786	31,224
	471,619	441,674
Stockholders’ equity
Share capital
Common stock - $.001 par value; 25,000,000 shares authorized; 5,423,409 and 5,188,409 shares issued and outstanding in 2012 and 2011, respectively	5,423	5,188
Preferred stock - $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2012 and 2011	-	-
Additional paid-in capital	26,332,419	26,257,968
Share purchase warrants	2,184,452	2,184,452
Accumulated deficit	(27,417,093)	(27,240,329)
Accumulated other comprehensive loss	(26,015)	(26,015)
	1,079,186	1,181,264
	$ 1,550,805	$ 1,622,938

* Amounts derived from the audited financial statements for the year ended December 31, 2011

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three month period ended June 30,		For the six month period ended June 30,
	2012	2011	2012	2011
Revenues
Gross Revenue	$ 24,000	$ 24,000	$ 48,000	$ 48,000
Less royalties and taxes	(3,300)	(3,300)	(6,600)	(6,600)
	20,700	20,700	41,400	41,400

Costs and Expenses
General and administrative	73,392	29,537	131,981	112,753
Production expenses	16,105	16,105	32,210	32,210
Depletion, depreciation, amortization and impairment	28,325	2,355	30,877	4,657
Accretion on asset retirement obligation	281	281	562	562
	118,103	48,278	195,630	150,182
Loss from operations	(97,403)	(27,578)	(154,230)	(108,782)

Other Income and Expense
Interest income	-	1,807	452	3,594
Other	-	-	-	-
	-	1,807	452	3,594
Net loss	(97,403)	(25,771)	(153,778)	(105,188)
Less: deemed dividend on warrant extension	-	-	(22,986)	(191,310)
Net loss applicable to common shareholders	$ (97,403)	$ (25,771)	$ (176,764)	$ (296,498)
Basic and diluted weighted average shares outstanding	5,262,035	5,188,409	5,225,222	5,188,409

Net loss for the period per share, basic and diluted	$ (0.02)	$ (0.01)	$(0.03)	$(0.06)

         The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six month period ended June 30,
For the	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (153,778)	$ (105,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation, amortization, accretion and impairment	31,439	5,219
Change in allowance for doubtful accounts	41,400	41,400
Other changes:
Decrease in accounts receivable	(41,400)	(41,400)
Increase in accounts payable and accrued liabilities	29,383	11,693
Cash used in operating activities	(92,956)	(88,276)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	51,700	-
Cash provided by investing activities	51,700	-

Net (decrease) in cash and cash equivalents	(41,256)	(88,276)
Cash and cash equivalents, beginning of period	1,578,715	1,714,959
Cash and cash equivalents, end of period	$1,537,459	$1,626,683

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extension of warrant expiration date – deemed dividend	$ 22,986	$ 191,310

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.

STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Share Purchase Warrants	Accumulated Deficit	Accumu-lated Other Compre-hensive Loss	Total
	No. Shares	Amt
Balance at December 31, 2011	5,188,409	$ 5,188	$ -	$ 26,257,968	$2,184,452	$ (27,240,329)	$ (26,015)	$ 1,181,264
Exercise of options	235,000	235	-	51,465	-	-	-	51,700
Extension of warrant expiration dates	-	-	-	22,986	-	(22,986)	-	-
Net loss for the six month period ended June 30, 2012	-	-	-	-	-	(153,778)	-	(153,778)
Balance at June 30, 2012 (unaudited)	5,423,409	5,423	$ -	$ 26,332,419	$2,184,452	$ (27,417,093)	$ (26,015)	$ 1,079,186

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.    INCORPORATION AND NATURE OF OPERATIONS

JMG Exploration, Inc. was incorporated under the laws of the State of Nevada on July 16, 2004 for the purpose of exploring for oil and natural gas in the United States and Canada. JMG’s wholly owned Canadian subsidiary is inactive and has no assets or operations. All of the properties under development, with the exception of the Pinedale natural gas wells, have not met with developmental objectives and have been sold as of January 2008.

As of June 30, 2012, JMG has an accumulated deficit of $27,417,093 and has insufficient working capital to fund development and exploratory drilling opportunities. JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2013. The Company has been exploring a range of strategic alternatives, including the possible sale or merger with another party and has entered into a definitive agreement to acquire Ad-Vantage Networks, Inc., a development stage corporation that is engaged in digital advertising service technology. See footnote 9.

2.   SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of determining the fair value of warrants, allowance for doubtful accounts, estimated lives of property and equipment and intangibles, long-lived asset impairments, valuation allowances on deferred income taxes and the potential outcome of future tax consequences of events recognized in the Company's financial statements or tax returns. Actual results and outcomes may materially differ from management's estimates and assumptions.

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

At December 31, 2007, JMG engaged an independent engineering firm to evaluate 100% of our developed oil and gas reserves and prepare a report thereon. The estimation of the reserve volumes and future net revenues set out in the report is complex and subject to uncertainties and interpretations. Judgments are based upon engineering data, projected future rates of production, forecasts of commodity prices, and the timing of future expenditures. Inevitably the estimates of reserve volumes and future net revenues will vary over time as new data becomes available and estimates of future net revenues do not represent fair market value. For the year ended December 31, 2011 and the quarter ended June 30, 2012, JMG adjusted the 2007 reserve information per this report based on 2008, 2009, 2010, 2011 and 2012 production, current prices for natural gas and a review of other assumptions utilized in the 2007 reserve report.

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

The Company recognizes stock-based compensation expense as a component of general and administrative expenses in the consolidated statements of operations. There was no stock-based compensation expense for the quarters ended June 30, 2012 and 2011.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and balances invested in short-term securities with original maturities of less than 90 days. As of June 30, 2012, the Company had $1,537,459 in cash. JMG maintains two cash accounts with financial institutions in the United States. The United States account is insured by the Federal Deposit Insurance Corporation up to $250,000. At times we may have cash balances above the FDIC insured limits.  JMG has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Loss per Common Share

Loss per share (“EPS”) is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share for the six month periods ended June 30, 2012 and 2011 because their effect would be antidilutive. The following shares were accordingly excluded from the net income/loss per share calculation.

	Three month period ended June 30,		Six month period ended June 30,
	2012	2011	2012	2011
Stock warrants	4,062,551	4,062,551	4,062,551	4,062,551
Stock options	220,000	473,333	220,000	473,333
Total shares excluded	4,282,551	4,535,884	4,282,551	4,535,884

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

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized. As a result of this valuation allowance, the effective tax rate for the six months ended June 30, 2012 and 2011 is zero percent.

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at net realizable value. If the financial condition of JMG’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Delinquent trade accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The need for an allowance is determined through an analysis of the past-due status of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The allowance for doubtful accounts was $289,800 and $248,800 as of June 30, 2012 and December 31, 2011, respectively.

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other – Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-08 did not have a material effect on our consolidated financial statements or disclosures.

3.  PROPERTY AND EQUIPMENT

Depletion, depreciation, amortization and impairment expense was $30,877 and $4,657 for the six month period ended June 30, 2012 and 2011, respectively. Undeveloped land and other assets not related to petroleum and natural gas properties were excluded from the depletion calculation.

Oil and gas properties (accounted for under the successful efforts method of accounting)

	June 30, 2012	December 31, 2011
Petroleum and natural gas properties	$ 1,987,646	$ 1,987,646
Undeveloped Properties	1,477,396	1,477,396
Accumulated depletion, depreciation, amortization and impairment	(3,451,696)	(3,420,819)
	$ 13,346	$ 44,223

4.  RELATED PARTY TRANSACTIONS

JED Oil Inc.

JMG had a Joint Services Agreement with JED Oil Inc. (“JED”). Under the Agreement, JED provided all required personnel, office space and equipment, at standard industry rates for similar services. The Joint Services Agreement was terminated upon JED’s reorganization in November 2009. JED was considered an affiliate because of its ownership interest in JMG and because two of our directors were directors of JED. All transactions are recorded at the exchange amount. Total expenses incurred under this agreement for both of the six month periods ended June 30, 2012 and 2011 were $0. Amounts payable to JED or its successor Steen River Oil & Gas Ltd. as of June 30, 2012 and December 31, 2011 for services up through termination of the agreement was $34,764.

Skeehan & Company

Joseph Skeehan, a director of JMG, is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $0 and $7,940 during the six month periods ended June 30, 2012 and 2011, respectively. As of June 30, 2012, no balance was due Skeehan & Company.

5.  ASSET RETIREMENT OBLIGATION

As of June 30, 2012, the estimated present value of the Company’s asset retirement obligation was $31,224 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $281 was recorded for both of the six month periods ending June 30, 2012 and 2011.

Asset retirement obligations at December 31, 2011	$ 31,224
Accretion expense	562
Asset retirement obligations at June 30, 2012	$ 31,786

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

JMG has no financial instruments recorded at fair value as of June 30, 2012.

7. PINEDALE NATURAL GAS PROPERTY LITIGATION

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

On July 9, 2012, NEO was placed in receivership in Canada. JMG intends to pursue collection of past uncollected revenues through the receivership process and expects that the new operator will start remitting JMG’s share of revenues on a timely basis.

We have accrued production revenues and costs based on historical production data but have fully reserved accounts receivable from NEO pending the outcome of the litigation. Management believes that NEO’s failure to remit JMG’s share of the production revenue is ungrounded, that JMG will prevail in the litigation.

8. STOCKHOLDERS’ EQUITY

In June 2012, three holders of common stock options exercised 235,000 options at $0.22 per share for total consideration of $51,700.

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

9. AD-VANTAGE NETWORKS ACQUISITION

The Company has entered into a definitive agreement to acquire Ad-Vantage Networks, Inc., a development stage corporation that is engaged in digital advertising service technology (“Ad-Vantage”).

On completion of the proposed transaction:

•

Ad-Vantage will become a wholly owned subsidiary of JMG Exploration;

•

JMG will effect or have effected a one-for-two reverse stock split;

•

JMG, after giving effect to the reverse split will have 19,591,593 shares of common stock outstanding, of which 16,997,388 shares will be issued to complete the acquisition;

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

The acquisition will result in the current stockholders of JMG owning approximately 13.2% of the Company and the security holders of Ad-Vantage, as a group, owning the balance.

The close of the transaction is subject to:

•

completion and delivery of audited Ad-Vantage financial statements;

•

there being no material adverse change in the operations and financial condition of Ad-Vantage;

•

the approval of Ad-Vantage stockholders;

•

the execution of lock up agreements by officers of Ad-Vantage;

•

the registration of approximately 6,381,000 shares of common stock (out of the 16,997,388 shares to be issued) pursuant to an effective registration statement filed with Securities and Exchange Commission; and

•

compliance with other customary terms and conditions.

Pending close of the transaction the Company has agreed to lend $1,400,000 to Ad-Vantage on a secured basis at an interest rate of 10% per year. If the transaction is not closed, all outstanding loan amounts will be due no later than about January 11, 2014.

10. SUBSEQUENT EVENT

On July 12, 2012, the Company loaned Ad-Vantage $1,400,000 pursuant to the terms of the merger agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of financial results as provided by the management of JMG Exploration, Inc. (“JMG”) should be read in conjunction with the unaudited consolidated financial statements and notes for the six month periods ended June 30, 2012 and 2011, the audited financial statements and accompanying notes for the years ended December 31, 2011 and 2010 and the management’s discussion and analysis for the years ended December 31, 2011 and 2010.

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

As of June 30, 2012, JMG has an accumulated deficit of $27,417,093 and has insufficient working capital to fund development and exploratory drilling opportunities. JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2013. Raising additional capital is not considered a viable strategy and JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

The Company has entered into a definitive agreement to acquire Ad-Vantage Networks, Inc., a development stage corporation that is engaged in digital advertising service technology (“Ad-Vantage”).

On completion of the proposed transaction:

•

Ad-Vantage will become a wholly owned subsidiary of JMG Exploration;

•

JMG will effect or have effected a one-for-two reverse stock split;

•

JMG, after giving effect to the reverse split will have 19,591,593 shares of common stock outstanding, of which 16,997,388 shares will be issued to complete the acquisition;

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

The acquisition will result in the current stockholders of JMG owning approximately 13.2% of the Company and the security holders of Ad-Vantage, as a group, owning the balance.

The close of the transaction is subject to:

•

completion and delivery of audited Ad-Vantage financial statements;

•

there being no material adverse change in the operations and financial condition of Ad-Vantage;

•

the approval of Ad-Vantage stockholders;

•

the execution of lock up agreements by officers of Ad-Vantage;

•

the registration of approximately 6,381,000 shares of common stock (out of the 16,997,388 shares to be issued) pursuant to an effective registration statement filed with Securities and Exchange Commission; and

•

compliance with other customary terms and conditions.

Pending close of the transaction the Company has agreed to lend $1,400,000 to Ad-Vantage on a secured basis at an interest rate of 10% per year. On July 12, 2012, the Company loaned Ad-Vantage $1,400,000 pursuant to the terms of the merger agreement. If the transaction is not closed, all outstanding loan amounts will be due no later than about January 11, 2014.

Results of operations

Revenue. Our revenue is dependent upon success in finding and developing oil and natural gas reserves. Our ownership interest in the production from these properties is measured in BOE per day, a term that encompasses both oil and natural gas production. Net revenues were $41,400 and $41,400 for the six month periods ended June 30, 2012 and 2011, respectively.

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

On July 9, 2012, NEO was placed in receivership in Canada. JMG intends to pursue collection of past uncollected revenues through the receivership process and expects that the new operator will start remitting JMG’s share of revenues on a timely basis.

We may use derivative financial instruments when we deem them appropriate to hedge exposure to changes in the price of crude oil, fluctuations in interest rates and foreign currency exchange rates. JMG currently does not have any financial derivative contracts or fixed price contracts in place.

General and administrative expense. General and administrative expense relates to compensation and overhead for executive officers and fees for general operational and administrative services. For our Pinedale gas operations we have contracted out all field personnel and equipment necessary for ongoing operations and related administrative functions. General and administrative expenses were $131,981 and $112,753 for the six months ended June 30, 2012 and 2011, respectively.  Expenses consist principally of salaries, consulting fees and office costs.

The increase in general and administrative expense from 2011 was principally due to an increase in legal fees.

Production expense. Production costs include operating costs associated with field activities and geophysical and geological expense. Under the successful-efforts method, costs such as geological and geophysical, exploratory dry holes and delay rentals are expensed as incurred. Production expenses for the six months June 30, 2012 and 2011 were $32,210 and $32,210, respectively.

Depletion, depreciation. amortization and impairment expense. Depletion, depreciation, amortization and impairment expense for the six months ending June 30, 2012 and 2011 were $30,877 and $4,657, respectively. The increase in expense for 2012 is principally due to a $25,691 impairment charge.

Accretion expense. As of June 30, 2012, the estimated present value of the Company’s asset retirement obligation was $31,786 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $562 was recorded for the six months ending June 30, 2012.

As of June 30, 2011, the estimated present value of the Company’s asset retirement obligation was $31,224 based on estimated future cash requirements of $20,443, determined using a credit adjusted risk free interest rate of 8.5% over the economic life of the properties, an inflation rate of 2.0%, and an estimated life until repayment of 5-10 years. Accretion of $562 was recorded for the three and six month periods ending June 30, 2011.

Interest income. Interest for the periods ending June 30, 2012 and 2011 was $452 and $3,594, respectively. Interest was principally attributable to interest on cash balances.

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

Liquidity and capital resources

At June 30, 2012, we had $1,537,459 in cash and cash equivalents. Since our incorporation, we have financed our operating cash flow needs through private and public offerings of equity securities.  As of June 30, 2012, JMG has an accumulated deficit of $27,417,093 and has insufficient working capital to fund development and exploratory drilling opportunities. JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2013. The Company has been exploring a range of strategic alternatives, including the possible sale or merger with another party and has entered into a definitive agreement to acquire Ad-Vantage Networks, Inc., a development stage corporation that is engaged in digital advertising service technology. An element of the merger agreement is JMG’s commitment to lend $1,400,000 to Ad-Vantage on a secured basis at an interest rate of 10% per year. On July 12, 2012, the Company loaned Ad-Vantage $1,400,000 pursuant to the terms of the merger agreement.

JMG has the following warrants outstanding as of June 30, 2012:

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

Cash flow used in operations. Cash utilized by operating activities was $92,956 for the six months ended June 30, 2012. The use of cash in 2012 was attributable to net loss of $153,778 which was increased by the increase in accounts payable of $29,383, and decreased by a decrease in accounts receivable of $41,400. The cash requirements were further offset by depletion, depreciation, amortization, accretion, and impairment expense of $31,439 and an increase in the reserve for doubtful accounts of $41,400 which did not use cash.

Cash utilized by operating activities was $88,276 for the six month periods ended June 30, 2011. The use of cash in 2011 was attributable to net loss of $105,188 which was increased by the increase in accounts payable of $11,693, and decreased by a decrease in accounts receivable of $41,400. The cash requirements were further offset by depletion, depreciation, amortization, accretion, and impairment expense of $5,219 and an increase in the reserve for doubtful accounts of $41,400 which did not use cash.

Cash flow used in investing activities. Cash provided by investing activities was $0 for the six months ended June 30, 2012 and 2011.

Cash flow used in financing activities. Cash flows from financing activities were $51,700 and $0 for the six months ended June 30, 2012 and 2011. In June 2012, three holders of common stock options exercised 235,000 options at $0.22 per share for total consideration of $51,700.

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

Contractual obligations and commitments

None.

Related Party Transactions

JED Oil Inc.

JMG had a Joint Services Agreement with JED Oil Inc. (“JED”). Under the Agreement, JED provided all required personnel, office space and equipment, at standard industry rates for similar services. The Joint Services Agreement was terminated upon JED’s reorganization in November 2009. JED was considered an affiliate because of its ownership interest in JMG and because two of our directors were directors of JED. All transactions are recorded at the exchange amount. Total expenses incurred under this agreement for both 2012 and 2011 were $0. Amounts payable to JED or its successor Steen River Oil & Gas Ltd. as of June 30, 2012 and December 31, 2011 for services up through termination of the agreement was $34,764.

Skeehan & Company

Joseph Skeehan, a director of JMG, is also the owner of Skeehan & Company, a professional service corporation that engages in accounting, finance and consulting services to small to mid-sized companies and organizations primarily in Southern California since 1980. In conjunction with the maintenance of accounting records and the preparation of financial statements and regulatory filings, Skeehan & Company was paid a total of $0 and $7,940 during the six month periods ended June 30, 2012 and 2011, respectively. As of June 30, 2012, no balance was due Skeehan & Company.

Outlook and Proposed Transactions

As of June 30, 2012, we had an accumulated deficit of $27,417,093 and have insufficient working capital to fund development and exploratory drilling opportunities. JMG has sufficient working capital to maintain the current level of operations through at least December 31, 2013. Raising additional capital is not considered a viable strategy and JMG is presently exploring a range of strategic alternatives, including the possible sale or merger with another party.

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

Interest Rate Risk. Interest rate risk will exist principally with respect to any future indebtedness that bears interest at floating rates. At June 30, 2012, we had no long-term indebtedness and do not contemplate utilizing indebtedness as a means of financing operations.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, the Company carried out an assessment under the supervision and with the participation of our Chief Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(1) and I 5d-15(1)). Our Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2012.

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of June 30, 2012. Because the remedial actions may require hiring of additional personnel, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our Commission reporting obligations.

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

Item 4. Mine Safety Disclosures

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

JMG Exploration, Inc

Date: August 2, 2012	/s/ Justin Yorke
Justin Yorke
Chief Executive and Financial Officer, and President