Form 10-Q
period 2012-09-30
JMG Exploration, Inc.
filed 2012-11-16
CIK 1299967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-32438

JMG Exploration, Inc

(Exact Name of Registrant as Specified in its Charter)

Nevada	20-1373949
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

600 Brand Blvd., Suite 230,
Glendale, CA	91203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(818) 649-5710

Former name, former address and former fiscal year, if changed from last report.
180 South Lake Ave. Seventh Floor, Pasadena, CA  91101

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

The number of shares outstanding of Registrant’s common stock, par value $0.01, as of November 15, 2012, was 5,543,409.

JMG Exploration, Inc.
Index to Form 10-Q Quarterly Report
to the Securities and Exchange Commission

		Page
		No.
	Part I Financial Information

Item 1	Consolidated Financial Statements

	Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	3

	Consolidated Statements of Operations (unaudited) for the three and nine month periods ended September 30, 2012 and for the period from February 23, 2010 (Inception of the Development Stage) to September 30, 2012 (unaudited)	4

	Consolidated Statements of Cash Flows (unaudited) for three and nine month periods ended September 30, 2012 and for the period from February 23, 2010 (Inception of the Development Stage) to September 30, 2012 (unaudited)	5

	Consolidated Statement of Stockholders’ Equity (unaudited) for the nine month period ended September 30, 2012 and for the period from February 23, 2010 (Inception of the Development Stage) to September 30, 2012 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7 - 19

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20 – 25

Item 3	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4T	Controls and Procedures	26

	Part II Other Information

Item 1	Legal Proceedings	27

Item 1A	Risk Factors	27

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3	Defaults Upon Senior Securities	27

Item 4	Mine Safety Disclosures	27

Item 5	Other Information	27

Item 6	Exhibits	27

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

JMG Exploration, Inc.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011 *
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$ 948,748	$ 648,471
Accounts receivable	746	2,582
Prepaid expenses	1,759	13,177
Total current assets	951,253	664,230
Property and equipment, net of depreciation	117,186	26,674
Discontinued operations: assets held for sale	12,829	-
Patents, net	204,715	141,463
Deposits	10,150	-
Other assets	2,310	-
Total Assets	$1,298,443	$ 832,367
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$ 641,843	$ 84,171
Liabilities directly associated with assets held for sale	32,067	-
Total Current Liabilities	673,910	84,171
Total Liabilities	673,910	84,171
Commitments and Contingencies
Stockholders’ equity
Series A preferred stock, $0.001 par value, 0 and 3,492,061 issued and outstanding at September 30, 2012 (unaudited) and December 31, 2011, respectively; liquidation preference of $0 and $616,000 as of September 30, 2012 (unaudited) and December 31, 2011, respectively	-	3,492
Series B preferred stock, $0.001 par value, 0 and 2,191,838 issued and outstanding at September 30, 2012 (unaudited) and December 31, 2011, respectively; liquidation preference of $0 and $1,013,333 as of September 30, 2012 (unaudited) and December 31, 2011, respectively	-	2,192
Class M preferred stock, $0.01 par value, 169,973.88 issued and outstanding at September 30, 2012 (unaudited) - none at December 31, 2011; no liquidation preference as of September 30, 2012 (unaudited)	1,700	-
Common stock – $0.001 par value, 5,423,409 and 10,431,165 shares issued and outstanding at September 30, 2012 (unaudited) and December 31, 2011, respectively	5.423	10,431
Additional paid-in capital	6,056,886	1,642,742
Accumulated deficit during development stage	(5,439,476)	(910,661)
Total Stockholders’ Equity	624,533	748,196
Total Liabilities and Stockholders’ Equity	$ 1,298,443	$ 832,367
* Amounts derived from the audited financial statements for the year ended December 31, 2011

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three month period ended September 30,		Nine month period ended September 30,		From February 23, 2010 (Inception) through September 30, 2012
	2012	2011	2012	2011
Continuing Operations:
Revenues	$ 485	$ 49	$ 6,850	$ 49	$ 9,432
Cost of goods sold	(262)	-	(5,841)	-	(7,132)
Net profit	223	49	1,009	49	2,300
Expenses:
Professional expenses	123,512	4,512	184,984	9,804	224,695
Rent	28,299	-	66,906	-	66,906
Depreciation	6,572	355	16,532	716	18,808
Salary and other compensation expense	3,062,446	5,223	3,553,727	14,155	3,766,524
Research and development expenses	41,676	34,557	137,360	94,384	349,658
Consulting and outside services	152,884	98,438	355,075	226,093	723,698
Advertising	18,810	-	40,239	-	40,239
Other general and administrative	98,555	12,971	177,424	36,113	252,323
Total expenses	3,532,754	156,056	4,532,247	381,265	5,442,851
Total operating loss	(3,532,531)	(156,007)	(4,531,238)	(381,216)	(5,440,551)

Other Income and Expense
Interest income	-	26	-	443	1,106
Interest expense	-	(800)	-	(800)	(1,900)
Total other income and expense	-	(774)	-	(357)	(794)
Net loss before taxes	(3,532,531)	(156,781)	(4,531,238)	(381,573)	(5,441,345)
Taxes	(800)	(554)	(2,000)	(554)	(2,554)
Net loss from continuing operations	(3,533,331)	(157,335)	(4,533,238)	(382,127)	(5,443,899)
Discontinued Operations:
Gain from discontinued operations	4,423	-	4,423	-	4,423
Net loss	$ (3,528,908)	$ (157,335)	$ (4,528,815)	$ (382,127)	$ (5,439,476)
Net loss per share applicable to common shareholders:
basic	$(0.335)	$(0.015)	$(0.430)	$(0.037)
diluted	$(0.335)	$(0.015)	$(0.430)	$(0.037)
Weighted average number of shares used in computing net loss per share of Common Stock:
basic	10,534,278	10,431,165	10,534,278	10,431,165
diluted	10,534,278	10,431,165	10,534,278	10,431,165

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three month period ended September 30,		Nine month period ended September 30,		From February 23, 2010 (Inception) through September 30, 2012
	2012	2011	2012	2011
OPERATING
Net loss	$ (3,528,908)	$ (157,335)	$(4,528,815)	$ (382,127)	$ (5,439,476)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	6,572	355	16,531	716	18,807
Fair value of common stock and common stock warrants issued for services rendered	-	-	-	-	82,669
Stock based compensation	2,684,115	5,224	2,714,207	14,155	2,740,396
(Increase) Decrease in accounts receivable	613	(49)	1,836	(49)	(746)
(Increase) Decrease in other assets	(1,132)	-	(2,138)	-	(2,138)
(Increase) Decrease in prepaid expenses	8,042	(47,768)	11,418	(46,174)	(1,759)
(Increase) Decrease in security deposits	(200)	-	(10,150)	-	(10,150)
Increase (Decrease) in accounts payable and accrued expenses	(3,215)	45,326	121,044	61,745	205,215
Increase in accrued interest	-	800	-	800	-
Cash used in operating activities	(834,113)	(153,447)	(1,676,067)	(350,934)	(2,407,182)
INVESTING
Purchase of property and equipment, leasehold improvements and furniture	(60,301)	(7,495)	(107,043)	(11,883)	(135,993)
Patent costs	(17,050)	(32,648)	(84,146)	(50,990)	(225,609)
Cash used in investing activities	(77,351)	(40,143)	(191,189)	(62,873)	(361,602)
FINANCING
Loan proceeds	-	80,000	-	80,000	110,000
Loan payments	-	-	-	-	(110,000)
Net cash from JMG	1,509,736	-	1,509,736	-	1,509,736
Exercise of warrants and options	-	-	55,797	-	55,797
Net proceeds from issuance of preferred stock	-	-	602,000	-	2,151,999
Cash provided by financing activities	1,509,736	80,000	2,167,533	80,000	3,717,532
Net increase in cash and cash equivalents	598,272	(113,590)	300,277	(333,807)	948,748
Cash and cash equivalents, beginning of period	350,476	142,225	648,471	362,442	-
Cash and cash equivalents, end of period	$ 948,748	$ 28,635	$ 948,748	$ 28,635	$ 948,748

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -	$ -	$ 1,900
Income taxes	$ 800	$ 554	$ 2,000	$ 554	$ 2,554

Non-cash activity:
Dividend of affiliated entity	$ 20,894	$ -	$ 20,894	$ -	$ 20,894

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

From February 23, 2010 (Date of Inception) through September 30, 2012

	Preferred Stock		Class M Preferred		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$
Balance at February 23, 2010 (Date of Inception)	-	$ -	-	$ -	-	$ -	$ -	$ -	$ -
Issuance of common shares to directors (founder’s shares)	-	-	-	-	10,000,000	10,000	(10,000)	-	-
Warrants issued for services rendered	-	-	-	-	-	-	14,761	-	14,761
Stock issued for services rendered	-	-	-	-	431,165	431	67,477	-	67,908
Stock based compensation	-	-	-	-	-	-	6,811	-	6,811
Series A preferred stock	3,492,061	3,492	-	-	-	-	546,508	-	550,000
Net loss for the period from February 23, 2010 (Date of Inception) through December 31, 2010	-	-	-	-	-	-	-	(239,128)	(239,128)
Balance at December 31, 2010	3,492,061	3,492	-	-	10,431,165	10,431	625,557	(239,128)	400,352
Series B preferred stock	2,191,838	2,192	-	-	-	-	997,807	-	999,999
Stock based compensation	-	-	-	-	-	-	19,378	-	19,378
Net loss for the year ended December 31, 2011	-	-		-	-	-	-	(671,533)	(671,533)
Balance at December 31, 2011	5,683,899	5,684	-	-	10,431,165	10,431	1,642,742	(910,661)	748,196
Series C preferred stock	528,070	528	-	-	-	-	601,472	-	602,000
Exercised warrants, Series A preferred stock	168,651	169	-	-	-	-	26,394	-	26,563
Exercised options	-	-	-	-	185,604	186	29,048	-	29,234
Stock based compensation	-	-	-	-	-	-	2,714,207	-	2,714,207
Net equity acquired in JMG Merger	-	-	-	-	5,423,409	5,423	1,048,619	-	1,054,042
Conversion of stock to Class M Preferred	(6,380,620)	(6,381)	169,974	1,700	(10,616,769)	(10,617)	15,298	-	-
Dividends	-	-	-	-	-	-	(20,894)	-	(20,894)
Net loss for the nine months ended September 30, 2012	-	-	-	-	-	-	-	(4,528,815)	(4,528,815)
Balance at September 30, 2012 (unaudited)	-	$ -	169,974	$ 1,700	5,423,409	$ 5,423	$ 6,056,886	$(5,439,476)	$ 624,533

The accompanying notes are an integral part of these consolidated financial statements.

JMG Exploration, Inc.

 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principal Business Activities

Interim Financial Statements

The unaudited financial statements of JMG Exploration, Inc. (“JMG”, or the “Company”), a development stage company, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The balance sheet information as of December 31, 2011 was derived from the audited financial statements included in Form 8-K/A filed October 15, 2012. These interim financial statements should be read in conjunction with that report.

JMG’s wholly owned subsidiary, Ad-Vantage Networks, Inc. (“Ad-Vantage”), is a development stage company engaged in digital advertising technology services. Ad-Vantage was formed as a Delaware Limited Liability Corporation (LLC) on February 23, 2010 and on July 7, 2010 was converted to a Delaware Corporation.

On July 6, 2010, Ad-Vantage completed a reorganization in which the predecessor to the Company, Ad-Vantage Networks, LLC, was converted into Ad-Vantage (the “Conversion”). As part of the Conversion, Ad-Vantage issued 10,000,000 shares of common stock.

Liquidity

The Company faces certain risks and uncertainties which are present in many emerging intellectual technology companies regarding product development, future profitability, ability to obtain future capital, protection of patents and property rights, competition, rapid technological change, government regulations, recruiting and retaining key personnel, and third party vendors and manufacturers.

As of September 30, 2012, the Company had an accumulated deficit of $5,439,476 and had insufficient working capital to fund development of our technology. In November 2012 (Note 6) the Company received proceeds of $1,000,000 pursuant to the issuance of promissory notes.  Absent the exercise of outstanding warrants or securing additional working capital from other sources, the Company may be forced to scale back its product development efforts.

Merger with Ad-Vantage

On August 31, 2012, Ad-Vantage consummated a reverse triangular merger with a wholly owned subsidiary of JMG pursuant to which Ad-Vantage became the surviving entity of the Merger and Ad-Vantage became a wholly owned subsidiary of JMG. The transaction has been accounted for as a reverse acquisition and the accompanying financial statements are those of Ad-Vantage. As required by accounting guidance, authorized shares, issued and outstanding shares and per share amounts have been retroactively restated throughout these consolidated financial statements and the accompanying notes to reflect JMG’s capital structure.

JMG did not have any ongoing business operations. Assets consisting primarily of cash and oil and gas properties totaling $1,522,737 were acquired and certain current liabilities of $401,864 were assumed from JMG. Because JMG had no operations and only net monetary assets, the Reverse Triangular Merger is being treated as a capital transaction, whereby Ad-Vantage Networks, Inc. acquired the net monetary assets of JMG, accompanied by a recapitalization of Ad-Vantage Networks. Inc. As such, no fair value adjustments were necessary for any of the assets acquired or liabilities assumed.

The net equity acquired from JMG as the result of the Merger was $1,054,042 and was recorded as an addition to additional paid in capital. Pursuant to and in connection with the Amended and Restated Merger Agreement and the Merger:

•

JMG issued 169,973.88 shares of Class M Preferred Stock (the “Class M Preferred”), a newly authorized class of JMG preferred stock, as consideration for the Merger.  Each issued and outstanding share of Ad-Vantage common stock and Ad-Vantage preferred stock (collectively, “Ad-Vantage Capital Stock”) was exchanged for 0.01 fully paid and nonassessable share of Class M Preferred (the “Exchange Ratio”).

•

JMG covenanted, as soon as reasonably practicable following the consummation of the Merger and subject to compliance with applicable law, to (i) cause its authorized number of shares of common stock to be increased from 25,000,000 to 100,000,000 (the “Authorized Share Increase”) and (ii) effect a one-for-two reverse stock split of its issued and outstanding shares of common stock (the “Reverse Stock Split”).

•

Upon the consummation of the Authorized Share Increase and the Reverse Stock Split, the shares of Class M Preferred issued in exchange for the shares of Ad-Vantage Capital Stock shall automatically convert (the “Automatic Conversion”) into shares of JMG’s common stock, at the ratio of 100 shares of common stock for each share of Class M Preferred (the “Conversion Ratio”). The Automatic Conversion is currently expected to occur in December, 2012.

•

After giving effect to the Reverse Stock Split and the Automatic Conversion, JMG will have approximately 19,726,603 shares of common stock outstanding, of which 16,997,388 shares will have been issued (giving effect to the Automatic Conversion) to complete the Merger.

•

All issued and outstanding options to acquire shares of Ad-Vantage common stock (collectively, “Ad-Vantage Options”) were converted into options to acquire shares of Class M Preferred (collectively, “Parent Class M Preferred Stock Options”) at the Exchange Ratio, with such Class M Preferred Stock Options having the same terms and being subject to the same conditions as the Ad-Vantage Options, provided, however, that upon the consummation of the Authorized Share Increase and the Reverse Stock Split all of the Class M Preferred Stock Options shall, without the requirement of any further action, convert into options for shares of JMG common stock, with such conversion occurring at the Conversion Ratio. No Ad-Vantage Option shall have accelerated vesting in connection with the Merger.

•

JMG will extend the term of its three classes of warrants with exercise prices, respectively, of $8.50, $10.00, and $12.00 (such prices giving effect to the Reverse Stock Split) for a period of 18 months from the consummation of the Merger.

•

Each of those persons serving prior to the Merger as a director of JMG resigned from the Board, with such resignations becoming effective as of September 16, 2012 (upon expiration of the applicable waiting period in compliance with the provisions of Rule 14f-1 (“Rule 14f-1”) of the Exchange Act of 1934, as amended (the “Exchange Act”)).

•

Each of David S. Grant and Sanjeev Kuwadekar became directors of JMG, effective upon the consummation of the Merger, and each of Donald Wells, Ed Cerkovnik and Robert Burg became directors of JMG as of September 16, 2102 upon expiration of the applicable waiting period in compliance with the provisions of Rule 14f-1.

•

Those persons serving as officers of JMG prior to the Merger resigned upon the consummation of the Merger and those persons serving as officers of Ad-Vantage became officers of JMG.

•

The Merger resulted in the pre-Merger stockholders of JMG owning approximately 13.8% of Ad-Vantage and the Ad-Vantage Stockholders, as a group, owning the balance.

•

Certain members of the Ad-Vantage executive team agreed to lock-up, for a period of 12 months following the closing of the Merger, the shares of JMG’s Class M Preferred  to be received by them in connection with the Merger, and the shares of JMG’s common stock which those shares of Class M Preferred will convert into at the Automatic Conversion.

2. Summary of Significant Accounting Policies

Interim (unaudited) Financial Statements

The accompanying unaudited financial statements and related notes for the nine month periods ended September 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. The accounting policies used in preparing these interim financial statements is the same as those for the year ended December 31, 2011. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investment with a maturity at the date of purchase of three months or less to be cash equivalents.

Cash Concentration

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The company has not experienced any losses in such accounts and does not believe that it is exposed to any significant credit risk on cash.

Fair value of Financial Instruments

The estimated fair values are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of all financial instruments on the Company's balance sheets were determined by using available market information and appropriate valuation methodologies.  Fair value is described as the amount at which the instrument could be exchanged in a current transaction between informed willing parties, other than a forced liquidation.  However, considerable judgment is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  The Company does not have any off balance sheet financial instruments.

Trade accounts receivable, accounts payable and certain other current assets and liabilities are reported on the balance sheet at carrying value which approximates fair value due to the short-term maturities of these instruments.

The fair value of the Company’s debt is estimated based on current rates offered to the Company for similar debt and approximates carrying value.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. At September 30, 2012, the Company had all of its cash and cash equivalents with two banking institutions. The company partially mitigates the concentration risk associated with cash deposits by only depositing material amounts of funds with major banking institutions.

Interest rate risk

At September 30, 2012 and December 31, 2011, the Company had no outstanding indebtedness that bears interest.

Foreign currency risk

Foreign currency risk is the risk that a variation in exchange rates between the United States dollar and the foreign currencies will affect the Company’s operating and financial results.  All of the Company’s business is conducted with US dollars.

The Company has no financial assets that are subject to fair value measurement as of September 30, 2012 and December 31, 2011.

Property and Equipment

Depreciation of property and equipment is provided for by the straight-line method over the three to seven year estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of the assets’ useful lives or the remaining term of the lease.

Impairment of Long-Lived Assets

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

Intangible Assets

The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends, and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Patents

Legal costs, patent registration fees, and models and drawings required for filing patent applications are capitalized if they relate to commercially viable technologies. Commercially viable technologies are those technologies that are projected to generate future positive cash flows in the near term. Legal costs associated with applications that are not determined to be commercially viable are expensed as incurred. All research and development costs incurred in developing the patentable idea are expensed as incurred. Legal fees from the costs incurred in successful defense to the extent of an evident increase in the value of the patents are capitalized.

Revenue Recognition

The Company earns revenue from ads placed on web pages viewed on internet access providers’ proprietary networks. Revenues are earned when end users view the advertisements. The Company accrues any revenue sharing percentage with the network provider at the same time.

Income Taxes

The Company accounts for income taxes using the asset and liability method of accounting for deferred income taxes.

The provision for income taxes includes federal and state income taxes currently payable and deferred taxes resulting from temporary differences between the financial statement and tax bases of assets and liabilities.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

With respect to uncertain tax positions, the Company would recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits to be recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company’s reassessment of its tax positions did not have a material impact on its results of operations and financial position.

Advertising

Advertising costs are charged to expense as incurred. There were no advertising costs incurred during 2011 and 2010. Advertising costs for the three month and nine month periods ended September 30, 2012 (unaudited) and for the period from February 23, 2012 (Date of Inception) to September 30, 2012 (unaudited) were as follows:

	Three month period ended September 30,		Nine month period ended September 30,		From February 23, 2010 (Inception) through September 30,
	2012	2011	2012	2011	2012
Advertising Costs	$ 18,810	$ -	$ 40,239	$ -	$ 40,239

Research and Development

Research and development costs are expensed as incurred. Total research and development costs for the three month and nine month periods ended September 30, 2012 (unaudited) and for the period from February 23, 2010 (Date of Inception) to September 30, 2012 (unaudited) were as follows.

	Three month period ended September 30,		Nine month period ended September 30,		From February 23, 2010 (Inception) through September 30,
	2012	2011	2012	2011	2012
Research and development costs	$ 41,676	$ 34,557	$ 137,360	$ 94,384	$ 349,658

Stock-based compensation

The Company accounts for the cost of Director/employee/adviser services received in exchange for the award of common stock options or warrants based on the fair value of the award on the date of grant. The fair value of each stock option grant or warrant was estimated on the date of grant using the Black-Scholes option-pricing model. The expected life assumption is based on the expected life assumptions of similar entities. Expected volatility is based on actual share price volatility of the Company’s stock of the preceding twelve months. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates.

The Company recognizes stock-based compensation expense as a component of salary and other compensation expenses in the statements of operations as follows:

	(Unaudited) Three month period ended September 30,		(Unaudited) Nine month period ended September 30,		From February 23, 2010 (Inception) through September 30,
	2012	2011	2012	2011	2012
Salary and other compensation expense	$ 2,684,115	$ 5,223	$ 2,714,207	$ 14,155	$ 2,740,396

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

Net Loss per Common Share

Basic and diluted net loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on our financial statements or disclosures.

Management evaluates events occurring to the date of the financial statements in determining the accounting for and disclosure of transactions and events that affect the financial statements. Subsequent events have been evaluated through November 16, 2012, which is the date financial statements were available to be issued.

3.  Property and Equipment

Property and equipment, at cost, consists of the following:

	September 30, 2012	December 31, 2011
Furniture and fixtures	$ 15,228	$ -
Computer equipment	114,369	28,950
Leasehold improvements	6,396	-
Accumulated depreciation	(18,807)	(2,276)
Property and equipment, net of depreciation	$ 117,186	$ 26,674

4.  Patents

The Company has filed for domestic and international patent protection on its technology. In the United States, one patent has been issued and four are pending. Internationally, no patents have been issued. Patents, at cost, consist of the following:

	September 30, 2012	December 31, 2011
Patents	$ 204,715	$ 141,463
Accumulated amortization	-	-
Patents, net of amortization	$ 204,715	$ 141,463

5. Commitments and Contingencies

Operating Leases – In January 2012, the Company entered into an operating lease agreement that commenced February 2012 for its office facility which expires on February 19, 2014.

Future minimum lease commitments are as follows:

Years ending December 31,	Amount
2012	$ 90,539
2013	107,475
2014	15,083
$ 213,097

6.   Note Payable

In March 2011, the Company entered into a lending facility that provides for advances of up to $500,000 with interest at 12% per annum payable monthly. The facility was provided by an investor in our preferred stock (Note 9). As of September 30, 2011, there was a balance of $80,000 on the facility. As of December 31, 2011 and September 30, 2012, there was no balance outstanding on the facility.

On November 5, 2012, the Company issued an aggregate of $500,000 in two year 10% convertible notes to two investors, and on November 7, 2012 the Company issued an aggregate of $500,000 in two year 10% convertible notes to three additional investors. The notes may be prepaid by the Company with fifteen days’ notice, and may be converted into the Company’s common stock at the lesser of 80% of the Company’s fair market value at the time of conversion or $4.00 per share. The notes were issued with two year warrants to purchase an aggregate of 200,000 common shares at $3.25 per share.

7.   Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 25,000,000 shares of Common Stock.  As of the date of this Report, there are 5,543,409 shares of Common Stock issued and outstanding. The holders of our Common Stock are entitled to one vote per share. The holders of our Class M Preferred Stock are entitled to 200 votes for each Class M Preferred share they own (on a pre-Automatic Conversion and pre-Reverse Stock Split basis) and 100 votes for each Class M Preferred share they own (on a post-Automatic Conversion and post-Reverse Stock Split basis) on all matters to be voted on by the stockholders. All shares of Common Stock and Series M Preferred Stock are entitled to participate in any distributions or dividends that may be declared by the Board of Directors, subject to any preferential dividend rights of outstanding shares of our Preferred Stock. Subject to prior rights of creditors, all shares of Common Stock are entitled, in the event of our liquidation, dissolution or winding up, to participate ratably in the distribution of all our remaining assets. Our Common Stock has no preemptive or conversion rights or other subscription rights.

Preferred Stock

There are 10,000,000 shares of Preferred Stock authorized for issuance. As of the date of this Report, there are 169,973.88 shares of Series M Preferred Stock issued and outstanding.

Series M Preferred Stock

In connection with the Ad-Vantage merger and pursuant to the filing of a Certificate of Designation with the Nevada Secretary of State on August 28, 2012, the Board of Directors of the Company authorized the issuance of Class M Preferred Stock. Pursuant to the Merger Agreement, the Company agreed to issue shares of its Class M Preferred to the Ad-Vantage Owners in exchange for the shares of Ad-Vantage common stock and preferred stock (and to issue new options for shares of Ad-Vantage common stock underlying Ad-Vantage options).

Holders of the Class M Preferred are entitled, on a post-Automatic Conversion basis, to the same rights and privileges, including voting rights, as holders of our common stock. The holders of our Class M Preferred Stock are entitled to 200 votes per share on a pre-Automatic Conversion and pre-Reverse Stock Split basis and one vote per common share on a post-Automatic Conversion and post-Reverse Stock Split basis on all matters to be voted on by the stockholders.  Pursuant to the Merger Agreement, the Company agreed to increase the number of shares of common stock that the Company is authorized to issue from 25,000,000 shares to 100,000,000 shares (the “Authorized Share Increase”). The Authorized Share Increase will be effected by the Company filing an amendment to its Articles of Incorporation as soon as reasonably practicable following the Closing of the Merger.  Upon the effectiveness of the Authorized Share Increase, all of the issued and outstanding shares of Class M Preferred shall automatically, without the requirement of any further action by holders of such shares or by the Company, convert into shares of the Company’s common stock, with such conversion occurring at the Exchange Ratio of 100:1.

Warrants and Options

As of September 30, 2012, we have the following warrants and options outstanding:

Common Stock Warrants

Warrant summary	Number of warrants outstanding	Exercise price per share	Maximum Proceeds ($)	Expiration Date
JMG warrants	369,249	$6.00	2,215,494	01/15/2013
JMG warrants	1,739,500	$4.25	7,392,875	01/15/2013
JMG warrants	1,763,802	$5.00	8,819,010	01/15/2013
JMG warrants	190,000	$7.00	1,330,000	08/03/2013
Total	4,062,551	various	19,757,379	Various

Following the consummation of the Reverse Stock Split, the number of outstanding JMG warrants will be 184,625, 869,750, 881,901 and 95,000, respectively, and the exercise prices will be $12.00, $8.50, $10.00 and $14.00, respectively. The total warrants outstanding after the Reverse Stock Split will be 2,031,276.

Options

We assumed the option plan of Ad-Vantage, under which options for the purchase of 3,729,916 shares of Ad-Vantage common stock were outstanding at the closing of the Merger (the “Outstanding Ad-Vantage Options”).  The Outstanding Ad-Vantage Options were converted into options to purchase 37,299.16 shares of Class M Preferred (which represents 3,729,916 shares of the Company’s Common Stock after giving effect to the Automatic Conversion). The Outstanding Ad-Vantage Options expire in 2021 and 2022. At the closing of the Merger, and as of the date of this report, there were 110,000 Options outstanding to purchase the Company’s Common Stock (which will represent 55,000 shares of the Company’s Common Stock after consummation of the Reverse Stock Split).

The Ad-Vantage Board of Directors adopted the Ad-Vantage Plan in September 2010. The Ad-Vantage Plan provided long-term incentives to employees, members of the Board, and advisers and consultants of the Company who were able to contribute towards the creation of or have created stockholder value by providing them stock options and other stock and cash incentives. Provisions such as vesting, repurchase and exercise conditions and limitations were determined by the Ad-Vantage Board of Directors on the grant date. The total number of shares that could be issued pursuant to the Ad-Vantage Plan could not exceed 1,250,000 shares, subject to adjustment in the event of certain recapitalizations, reorganizations, and similar transactions..

As of September 30, 2012, 1,115,521 options were granted under the Ad-Vantage Plan, and 929,917 remained outstanding at the time of the Merger, at which time they were exchanged for 92,991.70 Class M Preferred Options. No options will be granted under the Ad-Vantage Plan following the Merger.

No common stock options were granted under the Company’s premerger option plan (JMG Exploration, Inc. Equity Compensation Plan- the “JMG Plan”) during the nine month period ended September 30, 2012. A total of 110,000 common stock options were outstanding at JMG prior to the merger with Ad-Vantage., These options are exercisable at $0.22 per share and expire on January 26, 2015. Options granted by the Company following the Merger will be granted under the JMG Plan.

In October 2012, 85,000 JMG Common Stock Options were exercised providing proceeds of $18,700. In October, 2012, common stock options were issued the JMG Plan to an employee to purchase 780,000 shares of the Company’s Common Stock at $3.98 per share (which will represent 390,000 shares of the Company’s Common Stock after consummation of the Reverse Stock Split).

Class M Preferred Stock options

Upon the merger, all issued and outstanding options, warrants and other rights to acquire shares of Ad-Vantage common stock (collectively, “Ad-Vantage Options”) were converted into options, warrants or other rights to acquire shares of Class M Preferred (collectively, “Parent Class M Preferred Stock Options”) at the Exchange Ratio, with such Class M Preferred Stock Options having the same terms and being subject to the same conditions as the Ad-Vantage Options, provided, however, that upon the consummation of the Authorized Share Increase and the Reverse Stock Split all of the Class M Preferred Stock Options shall, without the requirement of any further action, convert into options for shares of JMG common stock, with such conversion occurring at the Conversion Ratio.  No Ad-Vantage Option has accelerated vesting in connection with the Merger.

In August 2012, Ad-Vantage issued a total of 330,000 stock options under the Ad-Vantage 2010 Equity Incentive Plan (the “Ad-Vantage Plan”). The options vest principally over a four year period and are exercisable at $1.14 per share. These stock options were converted into options to purchase 3,300 shares of Class M Preferred (which represents 330,000 shares of the Company’s Common Stock after giving effect to the Automatic Conversion). Ad-Vantage also issued 2,799,999 non-qualified stock options outside the Ad-Vantage Plan to be allocated among senior management, fully vesting at the closing of the Merger with JMG and exercisable at $1.14 per share . These stock options were converted into options to purchase 27,999.99 shares of Class M Preferred (which represents 2,799,999 shares of the Company’s Common Stock after giving effect to the Automatic Conversion). During the nine months ended September 30, 2012, Ad-Vantage granted 518,837 (5,188.37 of Class M Preferred) stock options under the Ad-Vantage Plan to certain employees, directors, and advisers, respectively. A total of 150,000 (1,500 of Class M Preferred) options vest monthly over a 24 month period and 368,837 (3,688.37 Class M Preferred) options vest one quarter (1/4) after one year and the balance over a 36 month period.

A summary of Ad-Vantage common stock option activity from February 23, 2010 (Date of Inception) through September 30, 2012 is as follows:

	Number of Options	Weighted average exercise price per share	Weighted- Average Remaining Contractual Life
Outstanding at Inception (February 23, 2010)	-	-
Granted, Ad-Vantage Common Stock	302,000	$0.1575	5.65 years
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2010, Ad-Vantage Common Stock	302,000	$0.1575	5.65 years
Granted, Ad-Vantage Common Stock	75,500	$0.1575	6.28 years
Granted, Ad-Vantage Common Stock	219,184	$0.4562	6.96 years
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2011, Ad-Vantage Common Stock	596,684	$0.2672	6.21 years
Granted, Ad-Vantage Common Stock	518,837	$1.1400	6.78 years
Exercised	(185,604)	$0.1575
Granted, Ad-Vantage Common Stock upon Merger	2,799,999	$1.1400	6.87 years
Exchange Conversion from Ad-Vantage Common Stock to JMG Class M Preferred	(3,692,617)	$-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2012, JMG Class M Preferred	37,299	$1.0493	6.73 years

The exercise price and vesting period of each stock option is specified by the Board of Directors at the time of grant. The stock options expire seven years after the grant date, except for the stock options vesting upon the Merger, which expire six years after the vesting date.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected life assumption is based on the expected life assumptions of similar entities. Expected volatility is based on actual share price volatility of similar companies of the preceding twelve months. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with an expected term ranging from 2.5 to 5 years used as the input to the Black-Scholes model. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates. During the nine months ended September 30, 2012 and December 31, 2011, the Company experienced no forfeitures. The weighted average grant date fair value of options granted during 2012 and 2011 amounted to $0.327 and $0.169 per option, respectively, using the Black Scholes pricing model using the following assumptions:

For the year ending:	September 30,	December 31,
	2012	2011
Weighted average risk-free interest rate	1.12%	1.72%
Expected life in years	7.00	7.00
Expected volatility	97%	82%
Expected dividends	0	0

As of September 30, 2012 there was $444,377 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.83 years.

The following table summarizes information about stock options outstanding at September 30, 2012:

Options outstanding	Options exercisable

Exercise prices	# of shares outstanding	Weighted Average Remaining Contractual Life	Exercise price	# of shares outstanding	Weighted Average Remaining Contractual Life	Exercise price
Common Stock Options:
$0.22	110,000	3.17 years	$0.22	110,000	3.17 years	$0.22

Class M Preferred Stock Options:
$15.75	1,510	5.00 years	$15.75	1,510	5.00 years	$15.75
$15.75	409	5.53 years	$15.75	189	5.53 years	$15.75
$45.62	2,192	6.21 years	$45.62	2,192	6.21 years	$45.62
$114.00	438	6.64 years	$114.00	-	-	-
$114.00	100	6.64 years	$114.00	-	-	-
$114.00	100	6.64 years	$114.00	-	-	-
$114.00	1,000	6.64 years	$114.00	-	-	-
$114.00	250	6.64 years	$114.00	-	-	-
$114.00	500	6.85 years	$114.00	-	-	-
$114.00	1,300	6.85 years	$114.00	-	-	-
$114.00	500	6.85 years	$114.00	63	6.85 years	$114.00
$114.00	500	6.85 years	$114.00	42	6.85 years	$114.00
$114.00	500	6.89 years	$114.00	-	-	-
$114.00	28,000	6.87 years	$114.00	28,000	6.87 years	$114.00
	37,299			31,996

Intrinsic Value of options outstanding and options exercisable For the nine months ended September 30, 2012
Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Intrinsic Value of Options Exercised
$ 439,616	$ 417,980	n/a

Dividend

In July 2012, the Company licensed certain specific noncore intellectual property and technology to an affiliated entity in exchange for all of the membership interest in the affiliated entity. The membership interests in the affiliated entity were then transferred as a dividend to the shareholders of record of the Company as of July 2, 2012. The value of the intellectual property was approximately $20,000.

8.   Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of California. There are currently no income tax examinations underway for these jurisdictions since December 31, 2010 is the initial tax filing period.

The Company provides deferred income taxes for differences between the tax reporting bases and the financial reporting bases of assets and liabilities. The Company had no unrecognized income tax benefits. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

9.   Related Party Transactions

The Company utilizes the programming services of a company managed by its Chief Technology Officer. Payments to this company were $135,173 and $100,046 for the nine month period ended September 30, 2012 (unaudited) and the year ended December 31, 2011, respectively.

In March 2011, the Company entered into a lending facility that provides for advances of up to $500,000 with interest at 12% per annum payable monthly. The promissory note was provided by an investor in Ad-Vantage’s preferred stock. The lending facility matures in 36 months and any principal balance is due and payable 90 days after the note matures and the Company has received written notice of demand for payment. A total of $80,000 was borrowed under this promissory note on September 1, 2011 and an additional $30,000 on October 3, 2011. All outstanding balances under this facility were paid in full on November 1, 2011.

On July 12, 2012, Ad-Vantage borrowed $1,400,000 from JMG in anticipation of the Merger of the two companies pursuant to a senior secured promissory note. The note was secured by a lien on all assets of the Company, bears interest at 10% per annum and was due and payable in full on or before the earliest of: (a) the Closing Date of the Merger, (b) January 9, 2014 and (c) the date of any default as specified by the note. The note was converted on September 1, 2012 at the time of the Merger between the two companies into an intra-company obligation that eliminates in consolidation.

10. Discontinued Operations

In connection with the Merger between JMG and Ad-Vantage, the Company agreed to, as soon as practicable after the Closing, sell all of the “Oil and Gas Properties” identified in the Company’s most recent 10-K filed with the SEC (the “O&G Operations” and the “O&G Sale”) or at its option cause the O&G Operations to be spun off for the benefit of the Company’s pre-Merger stockholders as soon as may be practicable following completion of the Merger (the “O&G Spinoff”).

The Board of Directors is still reviewing whether to proceed with an O&G Sale or an O&G Spinoff. If the Board of Directors elects to sell the O&G Operations, all net proceeds from such sale shall be distributed  pro-rata to the Company’s pre-Merger stockholders and not to any of the stockholders of Ad-Vantage (unless, and in such event solely to the extent that such stockholders were also pre-Merger stockholders of the Company (the “Pre-Merger Stockholders”)). If the Board of Directors elects to proceed with the O&G Spinoff the Board of Directors will create a new entity to own and operate the current oil and gas operations (“New JMG”) and will spinoff New JMG shares of common stock to the Pre-Merger Stockholders.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The unaudited financial statements of JMG Exploration, Inc. (“JMG”, or the “Company”), a development stage company, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The balance sheet information as of December 31, 2011 was derived from the audited financial statements included in Form 8-K/A filed October  15, 2012. These interim financial statements should be read in conjunction with that report.

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

Readers are cautioned that the foregoing lists of factors are not exhaustive. The forward-looking statements contained in this Form S-1 are made as of the date hereof and the Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except in accordance with applicable securities laws. The forward-looking statements contained in this Form S-1 are expressly qualified by this cautionary statement.

Overview

We are a development-stage company engaged in digital advertising technology services. The Company was formed as a Delaware Limited Liability Corporation (LLC) on February 23, 2010 and on July 7, 2010 was converted to a Delaware Corporation.

We closed three private placements in July 2010 totaling $550,000, in November 2011 for $999,999 and in April 2012 for $602,000.  On August 31, 2012, The Company consummated a reverse triangular merger with a wholly owned subsidiary of JMG Exploration, Inc. (“JMG”) pursuant to which the Company became the surviving entity of the Merger and a wholly owned subsidiary of JMG. The transaction has been accounted for as a reverse acquisition and the accompanying financial statements are those of Ad-Vantage. As required by accounting guidance, authorized shares, issued and outstanding shares and per share amounts have been retroactively restated throughout these consolidated financial statements and the accompanying notes to reflect JMG’s capital structure.

As of December 31, 2011, the Company has an accumulated deficit of $910,661.

Results of operations for the three month periods ended September 30, 2012 and 2011

Revenue. The Company earns revenue from ads placed on web pages viewed on internet access providers’ proprietary networks. Revenues are earned when end users view the advertisements. Revenues were $485 and $49 for the three month periods ended September 30, 2012 and 2011.

General and administrative expense. General and administrative expense relates to compensation and overhead for executive officers and fees for general operational and administrative services. For the three month period ended September 30, 2012 and 2011, general and administrative expenses were $3,484,506 and $121,144, respectively. Expenses consist principally of salaries, consulting fees and office costs. Salaries expense for the three months ended September 30, 2012 and 2011 that includes stock based compensation was $3,062,446 and $5,223, respectively, as discussed below.

The Company has a stock option plan under which employees, directors, advisors and consultants are eligible to receive grants. The Company follows the fair value recognition provisions of ASC 718, Share-Based Payment, using the modified-prospective-transition method. Under that method, compensation cost recognized includes all share-based payments granted based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

Stock based compensation expense for the three month periods ended September 30, 2012 and 2011 was $2,684,115 and $5,223, respectively.

During the three month periods ended September 30, 2012 and 2011, the Company granted 330,000 and no stock options, respectively, under the Plan to certain employees, directors, advisors and consultants, respectively. A total of 150,000 options vest monthly over a 24 month period and 180,000 options vest one quarter (1/4) after one year and the balance over a 36 month period. With respect to the issuance of the new stock options, the Company incurred stock based compensation expense of $23,254 and $5,223 for the three month period ended September 30, 2012 and 2011, respectively.

Interest expense. Interest expense for the three month periods ended September 30, 2012 and 2011 was $0 and $800, respectively.

Interest income. Interest for the three month periods ended September 30, 2012 and 2011 was $0 and $26, respectively. Interest income is from temporary investment of operating cash.

Income taxes. The Company files income tax returns in the U.S. federal jurisdiction and California. There are currently no income tax examinations underway for these jurisdictions, although the tax years ended December 31, 2011 and 2010 are all still open for examination.

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

Results of operations for the nine month periods ended September 30, 2012 and 2011

Revenue. The Company earns revenue from ads placed on web pages viewed on internet access providers’ proprietary networks. Revenues are earned when end users view the advertisements. The Company accrues any revenue sharing percentage with the network provider at the same time.  Revenues were $6,850 and $49 for the nine month periods ended September 30, 2012 and 2011.

General and administrative expense. General and administrative expense relates to compensation and overhead for executive officers and fees for general operational and administrative services. For the nine month periods ended September 30, 2012 and 2011 general and administrative expenses were $4,378,355 and $286,165, respectively. Expenses consist principally of salaries, consulting fees and office costs. Salaries expense for the nine month periods ended September 30, 2012 and 2011 that includes stock based compensation was $3,553,727 and $14,155, respectively, as discussed below.

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

Stock-based compensation expense for the nine month periods ended September 30, 2012 and 2011 was $2,714,207 and $14,155, respectively.

During the nine month period ended September 30, 2012, Ad-Vantage granted 518,837 stock options (5,188.37 shares of Class M Preferred stock) under the Ad-Vantage Plan to certain employees, directors, and consultants. A total of 368,837 options (3,688.37 shares of Class M Preferred stock) vest one quarter (1/4) after one year and the balance over a 36 month period. 150,000 options (1,500 shares of Class M Preferred stock) vest monthly over a 24 month period. Ad-Vantage also granted 2,799,999 options (27,999.99 shares of Class M Preferred stock) issued outside the Ad-Vantage Plan to Ad-Vantage senior management, all of which vested upon the close of the Merger with the Company. During the years ended December 31, 2011 and 2010, Ad-Vantage granted 294,684 (2,946.84 shares of Class M Preferred stock) and 302,000 stock options (30,200 shares of Class M Preferred Stock), respectively, under the Ad-Vantage Plan to certain employees, directors, and consultants, respectively. A total of 377,500 options (37,750 shares of Class M Preferred stock) vest monthly over a 24 month period and 219,184 options vest one quarter (1/4) after one year and the balance over a 36 month period. With respect to the issuance of the stock options, Ad-Vantage incurred stock based compensation expense of $2,714,207 and $2,740,396 for the nine month period ended September 30, 2012 and for the period from February 23, 2010 through September 30, 2012, respectively.

Interest expense. Interest expense the nine month periods ended September 30, 2012 and 2011 was $0 and $800, respectively.

Interest income. Interest for nine month periods ended September 30, 2012 and 2011 was $0 and $443, respectively. Interest income is from temporary investment of operating cash.

Income taxes. The Company files income tax returns in the U.S. federal jurisdiction and California. There are currently no income tax examinations underway for these jurisdictions, although the tax years ended December 31, 2011 and 2010 are all still open for examination.

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

Liquidity and capital resources

Cash flows and capital expenditures

At December 31, 2011 and September 30, 2012, we had $648,471 and $948,748 in cash and cash equivalents, respectively. Since our incorporation, we have financed our operating cash flow needs through private offerings of equity securities.

As of September 30, 2012, the Company had an accumulated deficit of $5,439,476 and had insufficient working capital to fund development of our technology. In November 2012 (see Subsequent Events below) the Company received proceeds of $1,000,000 pursuant to the issuance of promissory notes.  Absent the exercise of outstanding warrants or securing additional working capital from other sources, the Company may be forced to scale back its product development efforts.

The Company has the following warrants outstanding as of December 31, 2011 and September 30, 2012:

Warrant summary	Number of warrants outstanding	Exercise price	Maximum proceeds	Expiration Date
Warrants issued in the preferred stock private placement	369,249	$6.00	$ 2,215,494	01/15/2013
Warrants issued upon conversion of preferred stock	1,739,500	$4.25	7,392,875	01/15/2013
Warrants issued in our initial public offering	1,763,802	$5.00	8,819,010	01/15/2013
Warrants issued to our underwriters	190,000	$7.00	1,330,000	08/03/2013
Total	4,062,551	various	$ 19,757,379	various

Following the consummation of the Reverse Stock Split, the number of outstanding warrants will be 184,625, 869,750, and 881,901, respectively, and the exercise prices will be $12.00, $8.50, and $10.00, respectively. The total warrants outstanding after the Reverse Stock Split will be 2,126,276.

Cash flow used in operations.

Cash utilized by operating activities was $1,676,067 for the nine months ended September 30, 2012. The use of cash was principally attributable to the net loss for the year of $4,528,815, decreased by an increase in accounts payable and accrued liabilities of $121,044. The reductions in cash flow were offset by the $1,836 decrease in accounts receivable, the $11,418 decrease in prepaid expenses, and items that did not use cash: depreciation of $16,531 and stock based compensation of $2,714,207. The $2,138 increase in other assets and $10,150 increase in security deposits increased the use in cash.

Cash utilized by operating activities was $2,407,182 for the period February 23, 2010 (Date of Inception) to September 30, 2012. The use of cash was principally attributable to the net loss for the period of $5,439,476, decreased by an increase in accounts payable and accrued liabilities of $205,215. The reductions in cash flow were offset by items that did not use cash: depreciation expense of $18,807, stock based compensation of $2,740,396 and the fair value of common stock and common stock warrants issued for services rendered of $82,669. Further uses of cash were the following: The $746 increase in accounts receivable, the $2,138 increase in other assets, the $1,759 increase in prepaid expenses, and the $10,150 increase in security deposits.

Cash flow provided by investing activities.

Cash used by investing activities was $191,189 for the nine months period ended September 30, 2012. The use of cash was principally attributable to capitalized patent costs of $84,146 and $107,043 for purchase of computer equipment, leasehold improvements, and furniture for the nine month period ended September 30, 2012.

Cash used by investing activities was $361,602 for the period from February 23, 2010 (Date of Inception) to September 30, 2012. The use of cash was principally attributable to capitalized patent costs of $225,609 and $135,993 for purchase of computer equipment, leasehold improvements, and furniture for the period from February 23, 2010 (Date of Inception) to September 30, 2012.

Cash flow provided by financing activities.

Cash provided by financing activities was $2,167,533 for the nine months ended September 30, 2012. The proceeds of cash were principally attributable to the proceeds from the private placement of Ad-Vantage Series C Preferred stock of $602,000 and the exercise of warrants and options totaling $55,797, and net cash acquired from JMG of $1,509,736.

Cash provided by financing activities was $3,717,532 for the period February 23, 2010 (Date of Inception) to September 30, 2012. The proceeds of cash was principally attributable to net cash acquired from JMG of $1,509,736 and the proceeds from the private placement of Ad-Vantage Series A Preferred stock totaling $550,000 in July 2010, Ad-Vantage Series B Preferred stock totaling $999,999 in November 2011, and Ad-Vantage Series C Preferred stock totaling $602,000 in May 2012. In March 2011, Ad-Vantage entered into a secured lending facility that provides for advances of up to $500,000 with interest at 12% per annum payable monthly. The lending facility matures in 36 months and any principal balance is due and payable 90 days after the facility matures and the Company has received written notice of demand for payment. A total of $110,000 was borrowed under this promissory note in September and October 2011. The promissory note was paid in full in November 2011. In April and May 2012, $55,797 of stock options and warrants were exercised.

Subsequent Events

In October 2012, 85,000 JMG Common Stock Options were exercised providing proceeds of $18,700. In October, 2012, common stock options were issued the JMG Plan to an employee to purchase 780,000 shares of the Company’s Common Stock at $3.98 per share (which will represent 390,000 shares of the Company’s Common Stock after consummation of the Reverse Stock Split).

On November 5, 2012, the Company issued an aggregate of $500,000 in two year 10% convertible notes to two investors, and on November 7, 2012 the Company issued an aggregate of $500,000 in two year 10% convertible notes to three additional investors. The notes may be prepaid by the Company with fifteen days’ notice, and may be converted into the Company’s common stock at the lesser of 80% of the Company’s fair market value at the time of conversion or $4.00 per share. The notes were issued with two year warrants to purchase an aggregate of 200,000 common shares at $3.25 per share.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act),as of September 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter September 30, 2012,that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

(a)

Exhibits required by Item 601 of Regulation S-K are as follows:

Designation of Exhibits in This Report	Description of Exhibit
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).*
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).*
32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.*
32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.SCH	XBRL Taxonomy Extension Schema Document**

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

JMG Exploration, Inc

Date: November 16, 2012	By:/s/David Grant
David Grant
Chief Executive Officer