Form 10-K
period 2012-12-31
MediaShift, Inc.
filed 2013-03-13
CIK 1299967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commissions file number 001-32438

MediaShift, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State of other jurisdiction of incorporation or organization)	20-1373949 (I.R.S. Employer Identification No.)

600 North Brand Blvd., Suite 230

Glendale, California 91203

 (Address of principal executive offices)

Registrant’s telephone number: (818) 649-5710

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

Large accelerated filer ☐                                                                            Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)    Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate worldwide market value of the voting and non-voting common stock held by non-affiliates of the registrant (2,711,705 shares, adjusted for the Company's 1-for-2 reverse stock split, which was effective March 4, 2013) as of June 30, 2012 was approximately $12,576,413 based on the closing price of $3.06 per share on June 29, 2012.

The number of shares of the registrant’s Common Stock outstanding as of December 31, 2012 was 2,771,705 as adjusted for the Company's 1-for-2 reverse stock split, which was effective March 4, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can often be identified by terminology such as may, will, should, expect, plan, intend, expect, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of MediaShift, Inc. (“MediaShift”, “we”, “us” or the “Company”), or developments in the Company’s industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. For additional factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, please see the risks and uncertainties described under “Business - Risk Factors” in Part I of this Form 10-K. Certain of the forward-looking statements contained in this Report are identified with cross-references to this section and/or to specific risks identified under “Business - Risk Factors.” We undertake no obligation to update any forward-looking statements after the date of this Annual Report, whether as a result of new information, future events or otherwise.

PART I

Business

MediaShift, Inc. (“MediaShift”) is a development-stage company. All continuing operations are being conducted by MediaShift’s wholly owned subsidiaries, Ad-Vantage Networks, Inc. (“ADVN”) and Travora Networks, Inc. (“Travora”). Travora was acquired in February 2013 thus the financial information presented represents that of MediaShift, Inc. ADVN provides digital advertising software and service solutions that enable access providers and network operators to generate advertising revenues on their free and fee-based networks. Travora operates a leading digital advertising network.  Our main office is located at 600 N. Brand Boulevard, Suite 230, Glendale, California 91203 and our telephone number is (818) 649-5710.

Historical Development

MediaShift is a development stage company originally incorporated under the laws of the state of Nevada in July 2004 as JMG Exploration, Inc. (“JMG”).  On March 4, 2013, at a Special Meeting of Shareholders, shareholders voted to change the name of the Company to MediaShift, Inc. ADVN’s founder, David S. Grant, filed for the original patents underlying the core ADVN technology in 2009, and development and filing of additional intellectual property has continued to date. Co-founder Sanjeev Kuwadekar joined David Grant in late 2009. ADVN was incorporated in Nevada in July 2010. Technology and intellectual property development continued through November 2011, when the first employee outside the co-founders was hired, and pilot projects began implementation. ADVN moved into its current offices in Glendale, California in February 2012. JMG and ADVN entered into a merger agreement in July 2012 that was subsequently amended and restated in August 2012. On August 31, 2012 the merger transaction was completed and ADVN became our wholly owned subsidiary. On February 6, 2013, our wholly owned subsidiary, Travora Networks, Inc. (“Travora”), acquired certain assets and liabilities comprising the advertising network business of Travora Media, Inc. Our ADVN and Travora subsidiaries operate in complementary sectors of the digital advertising industry.

Industry Overview - Digital Advertising

The digital advertising industry delivers marketing messages to consumers via the Internet.  Specific types of digital advertising include email, display, search, and mobile.  Specific advertising formats include standard graphical banners, text-based ads, floating ads, expanding ads, pop-ups and pop-unders (all of which attract the consumer’s attention through conspicuous motion on the screen), mobile ads, interstitials (which take over the user’s screen between web pages, and must be clicked to close), and video.  The three most common revenue models are Cost Per Mille (CPM), Cost Per Click (CPC), and Cost Per Acquisition (CPA). CPM generates revenue when a user views an ad impression, CPC when a user clicks on an ad, and CPA when a user clicks on an ad and completes a desired action (usually a purchase).

Digital advertising is a large, high growth market.  Research firm eMarketer recently reported that global digital advertising spending topped the $100 billion mark in 2012 and is expected to grow 15.1% in 2013.

The essential role of the digital advertising industry is to connect advertisers to their customers and potential customers, wherever they happen to be on the Internet.  Key success factors are scale, ad effectiveness, and operational efficiency. Industry participants that have a large footprint (number of viewers), a rich set of customer data (to drive effectiveness), and are more efficient at connecting the major stakeholders in the digital advertising ecosystem are the winners in this market.

As a result of these factors, we believe there is a significant opportunity for Ad-Vantage Networks to leverage its unique ad technology platform to achieve a dominant position in the digital advertising industry, in conjunction with Travora’s digital ad network.

Ad-Vantage Networks, Inc. (ADVN)

Business Strategy

Through MediaShift’s Advantage-Networks subsidiary (“ADVN”), the Company’s proprietary and patented technology provides owners and operators of closed internet access networks (“Network Providers”) virtual, or last-mile digital advertising solutions (our technology sits the closest to the viewer) that enable advertisers to better reach consumers on their networks without disrupting the consumers’ browsing or viewing experience.

We are initially focused on deploying our technology with regional internet service providers, multiple system operators, hospitality network providers, educational institutions, airports, large aggregate hotspot providers, affiliate networks and OEM partners.  Our technology also can be deployed in a wide range of options ranging from large networks, to medium enterprises to small business to mobile devices. We can also deploy directly (with affirmative opt-in) to end users’ computers via download from affiliate networks they choose to join.

As a result of our flexible and distributed deployment mode, we can also deliver on the promise of hyper-local digital advertising.  In contrast to very broad coverage provided by radio, TV and newspapers, hyper-local advertising targets customers who are confirmed to be located geographically within a short distance of the advertiser (for example, we would know the airport and specific terminal where our technology is operating and can tailor specific local advertising to that particular location). As consumer demand for ubiquitous access to internet content increases, so too will the costs associated with providing these services.  In order to meet this demand, Network Providers must increase capacity and value to remain competitive.  To offset these added expenses, many Network Providers are charging consumers more for tiered access, or increasing other prices to enable free or low cost access.  We believe that Network Providers are a crucial part of the internet ecosystem and as an aggregate can offer more value to their consumers and advertisers by implementing our technology.

The Company also expects to provide added value to our advertising partners by delivering more relevant advertising to consumers while operating within industry standard advertising guidelines. We believe that ADVN’s technology is further positively differentiated by its ability to create highly targeted hyper-local advertising without encroaching on user privacy or security.

We adhere to established security paradigms and employ the same advertising protocols used by nearly all online advertisers, but with additional data as to specific geographic location and navigation history due to our solutions’ location in the network. As a result, we believe that we are positioned to increase value and related revenues to our customers and advertisers by providing superior targeting, advertising delivery and results within an integrated, bundled solution.

Products and Services

The primary product/service of ADVN is the AdVantage Monetization Platform (“AMP”). AMP is a simple addition to any network connecting users to the Internet.  These Network Providers are our direct customers and by virtue of our partnership we are able to serve targeted digital advertising to their end-users (“viewers”) when they are on their network.  Our technology platform allows for the seamless placement of advertisements which we provide into the traditional ad spaces or other benign locations on the a web page on a viewer’s screen   The user experience is in no way affected; the user simply sees different ads in the existing ad spots or unused space on a page.  Advertisers pay ADVN for the ability to effectively and efficiently reach their target customers.  We share the advertising revenue generated with the Network Provider.

ADVN utilizes industry standard network appliance technologies supported by Cisco, Linux, Apache, Microsoft Windows and other platforms to enable our patented technology.  Our technology works within the browser and operating system security models to detect third party ads on the viewer’s screen and replace them with our own highly targeted ads after the original ad served by the website publisher is viewed for a predetermined, configurable amount of time.

There are multiple mechanisms by which we implement our ad technology.  We have solution-oriented products for different deployment architectures primarily determined by expected volume and the partner’s existing, installed networking equipment.

•

Network Appliances that can be horizontally and vertically sized for very small or very large networks.

•

Embedded Software that can be deployed into various devices such as WiFi Access Points and Mobile Appliances

•

Software SDK (software development kit) that can be included within other software solutions

•

ADVN also has a host of different products for advertisers.  Our patented technology seamlessly serves advertising into a user’s web browsing experience or other application environments and in the process creates a trusted online digital advertising marketplace for advertisers to more efficiently and effectively place their ads.  Because our technology resides closest to the viewer (the “last mile”), we can determine what the viewer sees as the web page or when the application is rendered on the viewer’s screen.  Our solution enables us to leverage page metadata, actions and content to improve advertising relevancy. As a result, ADVN has multiple ways in which to segment and target end-users based on our unique set of user data.  Our relevancy engine allows us to target by content and by individual end-users.

•

Content

o

Domain/URL Categorization

o

Vertical category (sports, entertainment, travel, etc.)

•

User

o

Hyper-local geography

o

Search term

o

Navigation history

o

Technographics (operating system, browser type, device type, etc.)

o

Retargeting

Our understanding and unique proprietary analysis of viewing patterns on the network allows us to predict the most relevant ad to display to viewers, thus optimizing the amount of revenue capable of being generated.

Competition

As an advertising technology company, our products and services compete and overlap, to some degree, with all other industry participants that sell and deliver online digital advertising (e.g., Google, Facebook, Yahoo, MSN, AOL, etc.).  Due to the fragmented nature of the industry and multiplicity of product offerings and business models, we may also partner with any or all of these companies, and act as a vendor or customer to them as well.

We compete directly with a small number of companies such as JiWire, Cloud Nine (acquired by Boingo in 2012), MyTurfAds and its sales affiliate AdCopper, WishFi and Front Porch that employ technology to serve ads to viewers on a network owned by a partner network provider.    Our direct competitors generally serve advertising only on a network provider’s sign-on and landing page (limited ad placement opportunities per viewer browsing session) and/or they negatively affect the viewer experience by serving ads into a persistent toolbar, an intrusive interstitial screen, or a frame around the page, sometimes compressing or otherwise manipulating the content of the web page to serve their advertisements. In contrast, we serve advertising on every web page that a viewer visits, and our ad serving process is seamless and unintrusive, with advertising only served in existing ad spaces and empty space on a page.

Intellectual Property

We believe that our success and ability to compete will be enhanced by our internally developed technology and data resources. We also rely on trademark, patent and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers, partners and others to protect our intellectual property.

We may claim trademark rights in, and apply for registrations in the United States for a number of marks in relation to our domain and product names.

We have been issued two patents by the United States Patent and Trademark Office, with three additional patents pending. A patent for Methods and Systems for Searching, Selecting, and Displaying Content was issued on July 31, 2012. A second patent for Methods and Systems for Searching and Displaying Content was issued on February 26, 2013.  The expiration date of the patents is March 19, 2030.

We have domestic and international patent applications pending related to a variety of business and transactional processes associated with the display or presentation of advertising technology in different environments, as well as applications related to optimizing and tracking advertisement delivery and more efficient advertising network architectures. We may consolidate some of our current applications and expect to continue to expand our patent portfolio in the future.

Sales and Marketing

ADVN’s sales activities include a direct sales component as well as the sale of our products and services through resellers. Our sales strategy is to provide appropriate products and value propositions to our broad range of potential Network Provider partners by segmenting them into vertical markets. Examples include the ISP market, the hospitality market (selling either directly to hotel owners or through service providers managing WiFi access for multiple hotel clients), and the higher education market. Based on network size and topography, each of these vertical markets entails a unique sales approach, deployment solution, reporting requirements and sales cycle. The sales function is managed from our corporate headquarters by ADVN’s Senior Vice President of Sales and Business Development, with sales representatives working remotely as well as at our primary office. We pay our sales staff base salaries and commissions, and we compensate our resellers via a limited duration participation in our net revenue from the Network Providers they introduce to us. Our marketing group is based in our corporate headquarters and reports to the President. This group is charged with refining our message to potential partners, creating and maintaining sales collateral, and identifying and defining potential vertical markets and their constituent participants with our sales team.

Customers

Our target market is comprised of Network Providers offering Internet access on a fee-based or free basis to individual and business viewers. This market ranges from Internet Service Providers (“ISPs”), Multiple System Operators (“MSOs”) and higher education venues with a large, relatively fixed end-user base to airports, convention centers, hotels, coffee shops and other venues with a smaller transient base of end-users accessing the internet for single or multiple sessions ranging from minutes to days. In the case of the latter venues, our direct customer may be the venue itself, the owner of multiple venues (e.g. a chain of coffee shops or restaurants), or a service provider managing the WiFi networks of these venues. Each of these customers owns and/or operates a closed internet network which end-users access only after explicitly accepting the terms and conditions of service established by the Network Provider.

As of December 31, 2012, we had 21 signed agreements with customers in several different vertical markets, including the ISP, hospitality, airport, aggregated hotspot and higher education markets. We are attempting to accelerate our discussions with potential customers but can give no assurance that these will result in additional signed agreements.  As of December 31, 2012 we had 11 live implementations that are generating revenue.

Regulatory Environment

Self-regulation

The digital advertising industry largely regulates itself, particularly in the area of Online Behavioral Advertising.  Participating companies in the Digital Advertising Alliance’s (DAA) self-regulatory program for Digital Behavioral Advertising have committed to providing end-users “notice” and “choice” for digital behavioral advertising.  Best practice is to provide clear notice to consumers, obtain their consent, and offer them a choice (e.g., opt-out), all of which ADVN does. Opting out of ADVN’s service currently means opting out of all ADVN ads (not just behavioral targeted ads), as well as any monitoring of their behavior.

The digital advertising industry’s primary self-regulating organization (“SRO”), the Interactive Advertising Bureau (IAB), advocates and promotes the value of the interactive advertising industry to legislators and policymakers. In our view clear notice, consent and choice (Opt-out) are the cornerstones of responsible self-regulation. The “Do Not Track” mechanism has gained significant momentum and would allow the user to opt-out of being tracked online.  There are a variety of potential ways to implement this function, none of which have been universally adopted. Microsoft has announced that its next generation browser, Internet Explorer 9.0, will have “Do Not Track” turned on as a default setting; given the prevalence of this browser and its inclusion in the Windows operating system, this decision will have an impact on the digital advertising environment, and may cause other browser vendors to follow Microsoft’s lead. The terms of online privacy in the US may shift from industry self-regulation to government legislation in the future, as proposed by the Obama Administration in February, 2012 (see below).

US Regulation

The primary US regulatory body governing our business is the Federal Communications Commission (“FCC”). While most of the Company’s current and potential customers are not governed by the FCC’s common carrier regulations under Title II of the Communications Act, and most of them are not regulated by the FCC as Internet access providers, there are FCC policies and decisions which apply to them. These policies and decisions indicate that providers of internet access via closed networks have the ultimate right to decide what content (including advertisements) is displayed on their networks. While not required, this right is clearly strengthened by the ultimate viewer’s opt-in to see the advertisements displayed by ADVN on their screens.

On February 23, 2012, the Obama Administration published a white paper called The “Consumer Privacy Bill of Rights”, promoted as a comprehensive blueprint for future online privacy legislation.

Set forth below is a summary of the Consumer Privacy Bill of Rights:

1.

Individual control:  Consumers have a right to exercise control over what personal information companies collect from them and how they use that information.

2.

Transparency:  Consumers have a right to easily understandable and accessible information about privacy and security practices.

3.

Respect for context:  Consumers have a right to expect that companies will collect, use, and disclose personal data in ways that are consistent with the context in which consumers provide the data.

4.

Security:  Consumers have a right to secure and responsible handling of personal data.

5.

Access and accuracy:  Consumers have a right to access and correct personal data in usable formats, in a manner that is appropriate to the sensitivity of the data and the risk of adverse consequences to consumers if the data is inaccurate.

6.

Focused collection:  Consumers have a right to reasonable limits on the personal data that companies collect and retain.

7.

Accountability:  Consumers have a right to have personal data handled by companies with appropriate measures in place to assure they adhere to the Consumer Privacy Bill of Rights.

The US Congress and Senate have considered various bills to regulate distribution of online data, most recently the Stop Online Piracy Act (“SOPA”) introduced in the House of Representatives and the similar Protect IP Act (“PIPA”) introduced in the US Senate. Following protests in January 2012, both bills were withdrawn, but similar measures to protect IP and regulate data distribution will likely be introduced in the future.

EU Legislation

The EU E-Privacy Directive or “Cookie Law” requires member states to ensure that the storage of information, or the gaining of access to information already stored, in the terminal equipment of a subscriber or user is only allowed on condition that the subscriber or user concerned has given his or her consent, having been provided with clear and comprehensive information regarding the purposes of the processing. Under this rule, in the EU websites must obtain visitor consent before they can install most cookies.

Travora Networks, Inc. (Travora)

Travora operates a leading travel advertising network comprised of travel related web site publishers and premium advertisers.  Travora generates revenue by placing advertisers’ digital advertisements on publishers’ web sites and then shares that revenue with the publishers.  Travora’s office is located at 55 Broad Street, 24th Floor, New York, NY 10004 and the telephone number is (212) 267-0747.

Historical Development

Founded in December 2003 as the Travel Ad Network, the company grew rapidly over the first seven years in business and became one of the largest vertical ad networks in the industry as measured by comScore. In November 2010 the company acquired TravelMuse, a trip planning website. The Travel Ad Network changed its name to Travora Media in September 2011. To build out an owned and operated business, Travora Media acquired The Nile Project in April 2012, a San Francisco-based company with a portfolio of three well-known websites: NileGuide, 10Best, and Localyte and mobile apps focused on providing local expertise to travelers. In January 2013, 10Best was sold to USA TODAY Travel Media Group. On February 6, 2013 JMG Exploration, Inc., soon to be renamed MediaShift, Inc., acquired certain assets of Travora Media, Inc. comprising of its ad network business. Upon the close of the acquisition Travora Media was renamed to Travora Networks, Inc. Travora is no longer pursuing the development of an owned and operated business and is now refocused on continuing to build a premier travel ad network. Since its seed round in 2003 through its last financing in October 2010, Travora Media has raised approximately $30.5 million in equity investment.

Business Strategy

Travora provides web site owners (“publishers”) with an ad revenue stream by selling their ad space to a variety of advertisers. Travora is typically the publisher’s exclusive seller of advertising with some exceptions.  Travora sells the publishers’ ad space to advertisers, who in turn pay Travora.  The ad revenue generated is shared, or split, between Travora and the respective publishers.

Travora has an established publishing network of web sites that specialize in travel related content and services.  Travora is currently ranked #2 in the travel information category (source: comScore January 2013) and includes over 300 established travel brands across desktop, tablet, and mobile platforms.  Some sites are content focused to assist consumers in their travel research and planning, while other sites are more transaction oriented, enabling consumers to book their travel.

Travora also has an established list of advertiser and ad agency relationships, cultivated over the 10 years it has been in business.  These advertisers and agencies look to Travora to deliver their message to their target customers as they enter and pass through the travel purchase funnel.

Travora has aggregated both travel related publishers and advertisers into one marketplace, enabling the publishers to monetize their traffic and the advertisers to reach their desired target audience.  An experienced ad operations team optimizes the advertising revenue generated by employing various targeting and segmentation capabilities.

As a result of these factors, we believe there is a significant opportunity for MediaShift to leverage Ad-Vantage Networks unique ad technology and Travora’s established network of publishers and advertisers to achieve a dominant position in the digital advertising industry.

Products and Services

Travora’s Targeted Travel Audience Platform (TAP) is mostly comprised of travel portals, planning sites, and online travel agencies (OTAs), generating ad impressions across desktop, tablet, and mobile platforms.

Travora’s ad serving capability is a combination of 3rd party technology providers and custom built applications.  Travora’s ad operations team manages and optimizes the entire ad inventory to yield the most amount of revenue.

Travora’s advertiser products include contextual targeting by channel and content, geo-targeting, retargeting (prior interest/intent), demographic targeting, and behavioral and interest-based targeting.  Travora also offers standard rich media executions, including video, as well as custom solutions, sponsorships, and premier placements.

Travora’s primary product/service is their established network of publishers and advertisers in the Travel vertical.  Advertisers pay Travora to deliver their advertisements to their target customers in the most effective and efficient manner.  The advertising revenue generated is shared with the publisher web sites.

Travora also owns and operates Nileguide.com, Localyte.com, and TravelMuse.

Competition

As an advertising network, Travora products and services compete and overlap, to some degree, with all other industry participants that sell and deliver digital advertising (e.g., Google, Facebook, Yahoo, MSN, AOL, etc.).  Due to the fragmented nature of the industry and multiplicity of product offerings and business models, we may also partner with any or all of these companies, and act as a vendor or customer to them as well.

Travora competes for both publishers and advertisers.  For publisher contracts, notable competitors fall into two segments: “horizontal networks” and “affluent networks”.  Horizontal networks include Google AdX, Specific Media, and Collective Media.  Affluent networks include Martin Media and RGM.  For advertising contracts, Travora specifically competes with travel publishers such as Lonely Planet, Smarter Travel, Sherman’s Travel, and USA Today Travel Group, as well as Online Travel Agents, most notably Orbitz, Expedia, Priceline, and Travelocity.  More generally, Travora competes for advertising dollars with the top 50 properties (e.g., Facebook, Wall Street Journal, ESPN, and Concierge.com) and portal sites such as Yahoo and AOL.

Sales and Marketing

Travora employs a sales staff to sell the ad network inventory directly to advertisers.  In addition, the ad operations team works with ad exchanges and ad networks to sell the leftover (“remnant”) ad inventory.  On the publisher side, a business development team is responsible for recruiting publishers.

Travora’s sales strategy targets premium advertisers interested in reaching travelers in all phases of the travel lifecycle.  The sales function is managed from Travora’s New York office, with sales representatives working remotely as well as at Travora’s office. The sales staff is compensated on base salaries and commissions.

The marketing group is based in our corporate headquarters and reports to the President of MediaShift.  This group is charged with developing and executing corporate marketing strategy.

Customers

Travora has an established publishing network with approximately 90 publishers across 300 web sites.  The publisher sites are categorized as content, commerce, and community.

Travora has several hundred advertisers over the course of a given year.  Its advertisers are primarily endemic (travel) vs. non-endemic.

Travora Networks and Ad-Vantage Networks combination

The combination of Ad-Vantage Networks and Travora Networks enables advertisers to target the largest and most qualified travel audience throughout the entire travel lifecycle.  Advertisers can now reach this audience in-context (researching and booking) and in-transit (hotels and airports), across on any device.

In addition, Ad-Vantage Networks footprint of private Internet Networks opens up access to primary source data for exceptional audience segmentation at scale.  Unmatched data insights, combined with Travora’s qualified travel audience is a powerful and unique value proposition for advertisers.

Regulatory Environment

Self-regulation

The digital advertising industry largely regulates itself, particularly in the area of Online Behavioral Advertising.  Participating companies in the Digital Advertising Alliance’s (DAA) self-regulatory program for Online Behavioral Advertising have committed to providing end-users “notice” and “choice” for online behavioral advertising.  Best practice is to provide clear notice to consumers, obtain their consent, and offer them a choice.

The digital advertising industry’s primary Self Regulating Organization (“SRO”), the Interactive Advertising Bureau (IAB), advocates and promotes the value of the interactive advertising industry to legislators and policymakers. In our view clear notice, consent and choice (Opt-out) are the cornerstones of responsible self-regulation. The “Do Not Track” mechanism has gained significant momentum and would allow the user to opt-out of being tracked online.  There are a variety of potential ways to implement this function, none of which have been universally adopted. Microsoft has announced that its next generation browser, Internet Explorer 9.0, will have “Do Not Track” turned on as a default setting; given the prevalence of this browser and its inclusion in the Windows operating system, this decision will have an impact on the digital advertising environment, and may cause other browser vendors to follow Microsoft’s lead. The terms of digital privacy in the US may shift from industry self-regulation to government legislation in the future, as proposed by the Obama Administration in February, 2012.

Facilities

Travora’s offices are located at 55 Broad Street, 24th Floor, New York, NY 10004.

Legal Proceedings

We are not currently party to any material legal proceedings and we are not aware of any pending matters which may give rise to legal proceedings.  From time to time, we may be involved in various legal proceedings in the ordinary course of business.  We are not aware of any threatened litigation and believe that there is no basis for a suit for patent infringement or patent invalidation being successfully asserted against us. A successful claim of patent infringement or patent invalidation against us, however, and our failure or inability to obtain a license for the infringed or similar technology on reasonable terms, or at all, could have a material adverse effect on our business.

Spinoff of Oil and Gas Properties

In connection with the Merger, the Company agreed to, as soon as practicable after the Closing, sell all of the “Oil and Gas Properties” identified in the Company’s most recent 10-K filed with the SEC (the “O&G Operations” and the “O&G Sale”) or at its option cause the O&G Operations to be spun off for the benefit of the Company’s pre-Merger stockholders as soon as may be practicable following completion of the Merger (the “O&G Spinoff”).

Effective November 21, 2012, our Board of Directors authorized management to pursue a spin-off of the O&G Operations following management’s determination that the O&G Operations were not material to the Company’s operations, assets or future commercial activity and we expect the following outline of steps to occur in connection with the proposed spin-off: (i) the O&G Operations, including all related assets and liabilities, will be contributed to a new corporation, to be domiciled in Nevada ("JMG  Oil") in exchange for 500,000 shares of JMG Oil, (ii) thereafter JMG Oil intends to issue 4,500,000 of its shares to unrelated accredited investors for $50,000 and certain indemnities relating to the O&G Operations, (iii) the Company proposes to spin off its 500,000 shares of JMG Oil to its stockholders as of immediately before the Merger (the “Pre-Merger Stockholders”).  JMG Oil will bear the costs and expenses of these transactions.

Employees

As of December 31, 2012, we had 14 full-time employees. We also have various consultants that we retain from time to time to work on specific projects and as otherwise needed.  Currently, none of our employees is represented by a labor union and no employee is part of any collective bargaining agreement.  We believe that we have good relations with our employees.

Facilities

Since February 2012 our corporate headquarters are located at 600 Brand Blvd., Suite 230, Glendale, California 91203. We also have an office in Newport Beach, California, and an office in New York City starting in February 2013 where Travora operates.

Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the risks described below with all of the other information included in this Report before making an investment decision. If any of the possible adverse events described below actually occur, our business, results of operations or financial condition would likely suffer. In such an event, the market price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, results of operations or financial condition.

Risks Relating to our Business

We are a company with a limited operating history and our future profitability is uncertain. We anticipate future losses and negative cash flow, which may limit or delay our ability to become profitable.

We are a company with a limited operating history and no revenues to date. We may never generate material revenues. We have incurred losses since our inception and expect to experience operating losses and negative cash flow for the foreseeable future. As of December 31, 2012, we had a total accumulated deficit of $9,993,284. We anticipate our losses will continue to increase from current levels because we expect to incur additional costs and expenses related to development, consulting costs, marketing and other promotional activities, the addition of engineering and other support personnel, and our continued efforts to form relationships with strategic partners. We may never be profitable.

Our business model is based on generating revenue by displaying advertisements sourced from ad partners and directly from advertisers at prevailing market rates. The mix of advertisements available to us and the rates that advertisers are willing to pay us are based on multiple factors, including some that are outside of our control. If the prices we receive for displaying ads are reduced, our financial results may suffer.

We source the advertisements we display from advertising networks, and we also plan to source ads directly from advertisers. If the market prices for digital advertisements declines, and we are unable to offset this decline with premium pricing for our targeted access to the demographically attractive viewers we will be able to provide, our advertising revenue would be materially adversely affected. We believe that our ability to provide advertisers unique approaches to viewers will protect our pricing position, but we cannot give assurances that this will be the case. If we are unable to maintain our anticipated advertising pricing over time, our business and financial results may be materially harmed.

Product defects or software errors could adversely affect our business.

Our core software is of recent design and constantly evolving, and design defects or software errors may cause delays in product introductions and customer implementations, damage customer satisfaction and may have a material adverse effect on our business, results of operations and financial condition. Our software products are highly complex and may, from time to time, contain design defects or software errors that may be difficult to detect and correct.

Because our solution is integrated into a customer’s network and data flow, design defects, software errors, misuse of our products, incorrect data from external sources or other potential problems within or outside of our control may arise during implementation or from the use of our solutions, and may result in financial or other damages to our customers, for which we may be held responsible. Although we have license agreements with our customers that contain provisions designed to limit our exposure to potential claims and liabilities arising from customer problems, and we have designed our solutions with industry best practices to ensure reliability and ensure that extended outages in our solutions have minimal or no impact on our customers’ overall networks, these provisions may not effectively protect us against such claims in all cases and in all jurisdictions. In addition, as a result of business and other considerations, we may undertake to compensate our customers for damages caused to them arising from the use of our products, even if our liability is limited by a license or other agreement. Claims and liabilities arising from customer problems could also damage our reputation, adversely affecting our business, results of operations and financial condition and the ability to obtain “Errors and Omissions” insurance.

We may seek to acquire companies or technologies that could disrupt our ongoing business, divert the attention of our management and employees and adversely affect our results of operations.

The digital advertising industry is dynamic and opportunities may arise to offer new products or services or otherwise enhance our market position or strategic strengths through acquisition or merger, similar or complementary to our recent acquisition of the ad network business of Travora Media, Inc. In the future, we may acquire other companies that we believe will advance our business strategy. We cannot assure you that suitable future acquisition candidates can be found, that acquisitions can be consummated on favorable terms or that we will be able to complete otherwise favorable acquisitions.

We cannot assure you that our acquisition of the ad network business of Travora, or any future acquisitions that we may make, will enhance our products or services or strengthen our competitive position. We also cannot assure you that we have identified, or will be able to identify, all material adverse issues related to the integration of any proposed acquisitions, such as significant defects in the internal control policies of companies that we may acquire. In addition, acquisitions if completed could lead to difficulties in integrating acquired personnel and operations and in retaining and motivating key personnel from these businesses, particularly in cases, such as Travora, where the acquired assets and employees are located a material distance from our corporate headquarters. Any failure to identify and correct significant defects in the internal control policies of acquired companies or properly to integrate and retain personnel may require significant amounts of time and resources to address. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses, cause losses, and harm our results of operations or financial condition.

The skilled and highly qualified workforce that we need to develop, implement and modify our solutions may be difficult to recruit, train and retain, and we could face increased costs to attract and retain our skilled workforce.

Our business operations depend in large part on our ability to attract, train, motivate and retain highly skilled information technology professionals, software programmers and network engineers on a worldwide basis, particularly in Southern California and India. In addition, our competitive success will depend on our ability to attract and retain other outstanding, highly qualified personnel such as sales and ad operations personnel at Travora. Our technology offers advertisers and Network Providers a new way to show ads to specific, targeted customers. As a result, we require employees with unique sets of cross-disciplinary skills, which may be difficult to find. Because our products and services are highly complex and are generally used by our customers to perform critical business functions, we depend heavily on skilled technology professionals. Skilled technology professionals are often in high demand and short supply. If we are unable to hire or retain qualified technology professionals to develop, implement and modify our solutions, we may be unable to meet the needs of our customers. Implementing and supporting our solutions at an accelerating rate for a rapidly growing customer base, and particularly executing on several simultaneous large-scale implementations, may require us to attract and train additional IT professionals at a rapid rate. We may face difficulties identifying and hiring qualified personnel. Our inability to hire, train and retain the appropriate personnel could make it difficult for us to manage our operations, meet our commitments and compete for new customer contracts.

We face competition from larger, more established companies, as well as our own advertising partners, and we may not be able to compete effectively, which could reduce demand for our services.

The market for digital advertising is built around a model of serving advertisements to one web site at a time, and advertisers, advertising networks, web sites and the other participants in the digital advertising market have built their infrastructure around this historic model. By offering an alternative model in which advertisements are served to specific users and networks, we are competing to some degree with all of the other participants in the digital advertising industry, including those with which we may otherwise be in partnership. Evolution of technology and business models is a factor in many sectors, and the Company’s approach is an evolutionary extension of digital advertising, with technology addressing problems and weaknesses the existing model leaves unsolved. As with many evolutionary or revolutionary technologies, our approach must reach a critical mass in order to survive and be successful. If we are unable to convince a sufficient number of advertisers, advertising networks, and Network Providers that our solutions offer a superior approach, our revenues and our financial results may suffer. If we are successful in our business model, larger, more established competitors in the digital advertising industry may choose to compete with us. Many of these potential competitors are larger, more experienced, and more established than we are, and have significantly greater resources at their disposal. Our Intellectual Property may be insufficient to prevent such competition, or may be infringed by larger competitors with the resources to fight our claims in litigation.

We are dependent on third-party products, services and technologies; changes to existing products, services and technologies or the advent of new products, services and technologies could adversely affect our business.

Our business is dependent upon our ability to use and interact with a number of third-party and open source products, services and technologies, such as browsers, proxies, routers, data and search indices, and privacy software. Any changes made by third parties to the settings, features or functionality of these third-party products, services and technologies or the development of new products, services and technologies that interfere with or disrupt our products, services and technologies could adversely affect our business.

We rely on our advertising partners to provide us access to their advertisers, and if they do not, we may be unable to grow our business.

We currently source the advertisements that we display from digital advertising networks which supply advertisements to many other customers, and directly from advertisers via our recently acquired advertising network, Travora. Our agreements with these advertising suppliers and advertisers are short-term and they may discontinue their relationship with us or negotiate new terms that are less favorable to us, at any time, with little or no notice. If a significant number of these networks choose to redirect the ad traffic they currently supply to us to other customers for economic, performance, or other reasons, this could adversely impact our revenue. We actively seek to mitigate this risk by working with several advertising sources and adding new networks on a regular basis. In the future we plan to supplement our network-sourced advertisements by growing the proportion of ads we serve which we directly source via Travora or via other means from advertisers attracted by our ability to give them access to customers with favorable profiles. We cannot provide assurances, however, that we will be able to do so in the near term in a volume sufficient to negate our current dependence on third party advertising networks, or to minimize the effect of those ad networks choosing to restrict their volume of business with us.

Unfavorable economic conditions may reduce on-line advertising causing our business, operating results, or financial condition to suffer.

We distribute and are dependent on generating revenue from digital advertising. Consumer spending may decrease during recessions and other periods of economic slowdown. In response, advertisers may reduce their volume of advertising during these periods, and they may choose to redirect some or all of their remaining advertising from the digital advertising market to other advertising venues. The success of our business is tied to the success of the digital advertising market, and if that market is adversely affected by economic conditions, our business, operating results, and financial condition will suffer.

The loss of the services of our key management and personnel or the failure to attract additional key personnel could adversely affect our ability to operate our business.

 A loss of one or more of our current officers or key employees could severely and negatively impact our operations. Specifically, the loss of services of David Grant, Chief Executive Officer, Brendon Kensel, President, Michael Spalter, Chief Operating Officer and Sanjeev Kuwadekar, Chief Technology Officer, could significantly harm our business. We have no present intention of obtaining key-man life insurance on any of our executive officers or management. Additionally, competition for highly skilled technical, managerial and other personnel is intense. As our business develops, we might not be able to attract, hire, train, retain and motivate the highly skilled managers and employees we need to be successful. If we fail to attract and retain the necessary technical and managerial personnel, our business will suffer and might fail.

Management of our Company is within the control of the board of directors and the officers. You should not purchase our common stock unless you are willing to entrust management of our Company to these individuals.

All decisions with respect to the management of the Company will be made by our board of directors and our officers, who beneficially own 57.6% of our common stock, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934. Management will retain the power to elect a majority of the board of directors who, in turn, have the power to appoint the officers of the Company and to determine, in accordance with their fiduciary duties and the business judgment rule, the direction, objectives and policies of the Company including, without limitation, the purchase of businesses or assets; the sale of all or a substantial portion of the assets of the Company; the merger or consolidation of the Company with another corporation; raising additional capital through financing and/or equity sources; the retention of cash reserves for future product development, expansion of our business and/or acquisitions; the filing of registration statements with the Securities and Exchange Commission for offerings of our capital stock; and transactions which may cause or prevent a change in control of the Company or its winding up and dissolution. Accordingly, no investor should purchase the common stock we are offering unless such investor is willing to entrust all aspects of the management of the Company to such individuals.

We expect that our anticipated future growth may strain our management, administrative, operational and financial infrastructure, which could adversely affect our business.

We anticipate that significant expansion of our present operations will be required to capitalize on potential growth in market opportunities. This expansion has placed, and is expected to continue to place, a strain on our management, operational and financial resources. We expect to add a significant number of additional key personnel in the future, including key managerial and technical employees who will have to be fully integrated into our operations. In order to manage our growth, we will be required to continue to implement and improve our operational and financial systems, to expand existing operations, to attract and retain superior management, and to train, manage and expand our employee base. We cannot assure you that we will be able to effectively manage the expansion of our operations, that our systems, procedures or controls will be adequate to support our operations or that our management will be able to successfully implement our business plan. If we are unable to manage growth effectively, our business, financial condition and results of operations could be materially adversely affected.

We may be subject to intellectual property claims that create uncertainty about ownership of technology essential to our business and divert our managerial and other resources.

There has been a substantial amount of litigation in the technology industry regarding intellectual property rights. We cannot assure you that third parties will not, in the future, claim infringement by us with respect to our current or future services, trademarks or other proprietary rights. Our success depends, in part, on our ability to protect our intellectual property and to operate without infringing on the intellectual property rights of others in the process. There can be no guarantee that any of our intellectual property will be adequately safeguarded, or that it will not be challenged by third parties. We may be subject to patent infringement claims or other intellectual property infringement claims that would be costly to defend and could limit our ability to use certain critical technologies. While our technology does not modify the content on any external website and is executed on the screen of end user computers, third party web publishers may bring action against us for displaying our advertisements on portions of the end user’s screen.

We may also become subject to interference proceedings conducted in the patent and trademark offices of various countries to determine the priority of inventions. The defense and prosecution, if necessary, of intellectual property suits, interference proceedings and related legal and administrative proceedings is costly and may divert our technical and management personnel from their normal responsibilities. We may not prevail in any of these suits. An adverse determination of any litigation or defense proceedings could cause us to pay substantial damages, including treble damages if we willfully infringe, and, also, could put our patent applications at risk of not being issued.

To defend our intellectual property underlying our proprietary technology and business model, it may be necessary for us to enter into litigation against third parties which infringe on our intellectual property. Such litigation could be time-consuming and expensive, and require considerable diversion of management’s time. A favorable outcome of such litigation, like any litigation, cannot be guaranteed, and even if a favorable outcome is achieved, the infringement during the interim may have damaged our business irreparably.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments in the litigation. If investors perceive these results to be negative, it could have an adverse effect on the trading price of our common stock.

Any patent litigation could negatively impact our business by diverting resources and management attention away from other aspects of our business and adding uncertainty as to the ownership of technology and services that we view as proprietary and essential to our business. In addition, a successful claim of patent infringement against us and our failure or inability to obtain a license for the infringed or similar technology on reasonable terms, or at all, could have a material adverse effect on our business.

If we fail to filter the websites on which we serve advertisements, we could lose the confidence of our advertisers and advertising partners, thereby causing our business to suffer.

Our advertisers wish to restrict their ad placement to “brand safe” websites, and to prevent their ads from appearing on sites featuring violence, pornography and other content inconsistent with the brand image they wish to convey. Due to the nature of our technology, we are able to place advertisements on computer screens of users visiting a broad array of web sites. We are exposed to the risk of inappropriate placement and advertiser complaints, which may damage our relationships with our advertising suppliers. As a result, advertisers and advertising partners may become dissatisfied with our advertising programs, which could lead to loss of advertisers, advertising partners and revenue. To mitigate this risk, we currently display our ads on end user computers accessing a carefully selected “white list” of web sites which are generally accepted as brand safe, and we constantly monitor and update this white list to balance maximizing advertisement placement and revenue while maintain a brand safe environment for our advertisers.

Our technology and business model significantly changes the existing relationships between advertisers, web site publishers, and Network Providers. This may lead to public relations concerns for us with consumers and other industry participants, and may lead to litigation from industry participants and to informal pressure placed on our advertising suppliers or Network Provider customers by larger industry participants who do not directly benefit from the market change we are creating.

By giving Network Providers a way to monetize the Internet access that they offer to end users, MediaShift is introducing a new recipient of advertising revenues into the economic infrastructure underlying the Internet. By displaying site-served ads before displaying our ads into the same screen area, the Company mitigates economic damage to web site publishers, a step which has generally been accepted by the industry participants we have worked with. It is possible, however, that web site publishers; Supply Side Platform (SSP) providers (which allow website publishers to easily work with multiple ad networks and directly with ad exchanges); advertisers; industry organizations, standard setting bodies and regulatory groups; Demand Side Platform providers (which allow advertisers to manage multiple ad exchange and data exchange accounts through a single interface); and other industry participants may perceive that these changes work against their interests, and may seek to restrain our growth via litigation, by individually or collectively choosing not to work with us, or via informal pressure on browser or operating system software vendors; advertisers, ad exchanges or ad networks supplying us with advertising; or on our partner Network Providers to refuse to work with us or to actively work to block our solutions. While the Company has been advised by counsel that both the Company and its Network Provider partners are operating within established legal and regulatory guidelines, we cannot guarantee that such litigation or pressure will not take place, or that the outcome of any such litigation or pressure will not adversely impact our revenues, or our operating results.

By introducing a new model of providing digital advertising, there may be public confusion over our position in the market, our products and services, and our relationship with Network Providers, advertisers, web site publishers and individual users. We cannot guarantee that our employees and our public relations firm will be able to effectively respond to misinformation and confusion in the marketplace, and our business, our revenues and our operating results may suffer.

We rely on third-party technology, server and hardware providers, and a failure

We rely upon third-party data center providers to host our main servers and expect to continue to do so. In the event that these providers experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. In the past, we have experienced short-term outages in the service maintained by our primary hosting provider. We also rely on third-party providers for components of our technology platform.  While we work to mitigate these risks by leveraging industry standard technologies in many of our solutions and in our infrastructure designed to cause our service to fall out of any offering if the software, network, partner or service were to fail, and we also implement continuous external and internal monitoring and bypass protocols with our customers to prevent single points of failure and automated failover or bypass solutions to minimize any impact we might have on their service offerings, we cannot guarantee that these will completely mitigate the impact of equipment failure. A failure or limitation of service or available capacity by any of these third-party providers could adversely affect our business and reputation.

If we fail to scale and adapt our existing technology architecture to manage the expansion of our offerings our business could be adversely affected.

We anticipate increasing our volume of advertisements substantially when we go live with our solutions at additional Network Provider partners. Any such increase will require substantial expenditures to scale or adapt our technology infrastructure. As usage increases and products and services expand, change or become more complex in the future, our existing technology architectures utilized for our advertising services may not provide satisfactory support. As a result, we may make additional changes to our architectures and systems to deliver our solutions to Network Provider partners, including moving to completely new technology architectures and systems. Such changes may be challenging to implement and manage, may take time to test and deploy, may cause us to incur substantial costs and may cause us to suffer data loss or delays or interruptions in service. These delays or interruptions in service may cause consumers, advertisers and publishers to become dissatisfied with our offerings and could adversely affect our business.

Our business is subject to a number of natural and man-made risks, including natural disasters such as fires, floods, and earthquakes and problems such as computer viruses or terrorism.

Our systems and operations are vulnerable to damage or interruption from natural disaster and man-made problems, including fires, floods, earthquakes, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. As an example, if we were to experience a significant natural disaster, such as an earthquake, fire or flood, it likely would have a material adverse impact on our business, operating results and financial condition, and our insurance coverage will likely be insufficient to compensate us for all of the losses we incur. Additionally, our servers may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential intellectual property or customer data. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting the Southern California area, and our insurance may be insufficient to compensate us for losses that may occur. As we rely heavily on our servers, computer and communications systems and the Internet to conduct our business and provide customer service, such disruptions could negatively impact our ability to run our business, which could have an adverse effect on our operating results and financial condition.

Federal, state or international laws or regulations applicable to our business could adversely affect our business.

We may be subject to a variety of existing federal, state and international laws and regulations in the areas of telecommunications, privacy, consumer protection, advertising to and collecting information from children, taxation and billing, among others. These laws and regulations can change, as can the interpretation and enforcement of these laws and regulations. Additionally, new laws and regulations may be enacted at any time. Compliance with laws is often costly and time consuming and may result in the diversion of a significant portion of management’s attention. Our failure to comply with applicable laws and regulations could subject us to significant liabilities which could adversely affect our business. Additionally, there are a number of state laws and pending legislation governing the breach of data security in which sensitive consumer information is released or accessed. If we fail to comply with applicable laws or regulations we could be subject to significant liability which could adversely affect our business.

Any industry regulation that constrains the use of cookies or similar technologies could adversely affect our business.

While we do not store, access, or attempt to access personally identifiable end user information, like other industry participants we do use small text files placed in a consumer’s browser, commonly known as cookies, to facilitate authentication, preference management, research and measurement, personalization and advertisement and content delivery. Several Federal, state and international governmental authorities are regularly evaluating the privacy implications inherent in the use of third-party web “cookies” and other tracking technologies for behavioral advertising and other purposes. Any regulation of these tracking technologies and other current digital advertising practices could adversely affect our business. This potential regulation would affect all industry participants equally, however our risk can be mitigated to a degree by leveraging our unique set of implementation data that is not subject to “cookie” technology, assuming that use of such data remains unregulated. For example, we possess user information specific to each of our Networks (e.g., geographic location of a hotel guest). There can be no guarantee that our proprietary data use would be sufficient to completely mitigate the loss of information from government or industry regulation of cookies and/or other tracking technology.

If we fail to establish and maintain the adequacy of our internal controls, our ability to provide accurate financial statements could be impaired and any failure to maintain our internal controls could have an adverse effect on our stock price.

The Sarbanes-Oxley Act of 2002 (“SOX”), and rules subsequently implemented by the SEC, the Public Company Accounting Oversight Board and the NASDAQ Capital Market, have required changes in the corporate governance practices of public companies. Monitoring compliance with the existing rules and implementing changes required by new rules may increase our legal and financial compliance costs, divert management attention from operations and strategic opportunities, and make legal, accounting and administrative activities more time-consuming and costly.  We may also retain consultants experienced in SOX that assisted us in the process of instituting changes to our internal procedures to satisfy the requirements of the SOX.

As a small company with limited capital and human resources, going forward we may need to divert management’s time and attention away from our business in order to ensure continued compliance with these regulatory requirements. We may require new information technologies systems, the auditing of our internal controls, and compliance training for our directors, officers, and personnel. Such efforts may entail a significant expense. If we fail to establish and maintain the adequacy of our internal controls as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the SOX. Any failure to maintain the adequacy of our internal controls could have an adverse effect on timely and accurate financial reporting and the trading price of our common stock.

Risks Relating to our Securities

The market price of our common stock and warrants has been and is likely to continue to be highly volatile, which could cause investment losses for our stockholders and result in stockholder litigation with substantial costs, economic loss and diversion of our resources.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations as a result of various factors, many of which are beyond our control, including:

•	developments concerning proprietary rights, including patents, by us or a competitor;
•	market acceptance of our new and existing services and technologies;
•	announcements by us or our competitors of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments;
•	actual or anticipated fluctuations in our operating results;
•	continued growth in the Internet and the infrastructure for providing Internet access and carrying Internet traffic;
•	introductions of new services by us or our competitors;
•	enactment of new government regulations affecting our industry;
•	changes in the number of our advertising partners or the aggregate amount of advertising dollars spent with us;
•	seasonal fluctuations in the level of Internet usage;
•	loss of key employees;
•	institution of litigation, including intellectual property litigation, by or against us;
•	publication of research reports about us or our industry or changes in recommendations or withdrawal of research coverage by securities analysts;
•	short selling of our stock;
•	large volumes of sales of our shares of common stock by existing stockholders;
•	changes in the market valuations of similar companies; and
•	changes in our industry and the overall economic environment.

Due to the short-term nature of our advertising partner agreements, variability in the market price advertisers are willing to pay, variability in the usage of the networks owned by our Network Provider partners and our potential growth, we may not be able to accurately predict our operating results on a quarterly basis, if at all, which may lead to volatility in the trading price of our common stock. In addition, the stock market in general and the market for online commerce companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the listed companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class action litigation has often been instituted against these companies. Litigation against us, whether or not a judgment is entered against us, could result in substantial costs, and potentially, economic loss, and a diversion of our management’s attention and resources. As a result of these and other factors, you may not be able to resell your shares above the price you paid and may suffer a loss on your investment.

We have never paid dividends on our common stock.

Since our inception, we have not paid cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future due to our limited funds for operations. Therefore, any return on your investment would likely come only from an increase in the market value of our common stock.

The exercise of options and warrants and other issuances of shares of common stock will likely have a dilutive effect on our stock price.

As of December 31, 2012, there were outstanding options to purchase an aggregate of 4,119,916 shares of our common stock at a weighted average exercise price of $1.71 per share, of which options to purchase approximately 3,239,679, at a weighted average exercise price of $1.04, were fully vested. As of December 31, 2012 there were outstanding warrants to purchase 2,131,276 shares of our common stock, at a weighted average exercise price of $9.58 per share.

The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. In addition, the exercise of options and warrants will cause dilution to our existing shareholders. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or commercial agreements or in connection with other financing efforts.

The issuance of additional shares of our common stock could be dilutive to stockholders. Moreover, when we issue options or warrants to purchase, or securities convertible into or exchangeable for, shares of our common stock in the future and those options, warrants or other securities are exercised, converted or exchanged (or if we issue shares of restricted stock), stockholders may experience further dilution. Holders of shares of our common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series.

When shares we are obligated to register and shares that are subject to lock-up restrictions become readily tradable the market price for our stock may drop and you may lose money.

The Company has committed to register 6,380,619 shares of common stock issuable to Ad-Vantage Preferred Stockholders pursuant to the Merger.  An additional 10,616,769 shares of common stock issuable to Ad-Vantage Common Stockholders are subject to registration by the Company following the expiration of the period ending on the earlier of (i) twelve (12) months after the closing of the Merger and (ii) six (6) months after the this Registration Statement is declared effective by the SEC (and kept effective continuously through that date).

A total of 10,331,760 of these shares, 2,799,999 shares of common stock underlying fully vested non-qualified stock options, 59,362 shares of common stock (as of December 31, 2012) underlying fully vested qualified stock options, 500 additional common shares, and 750 shares of common stock underlying warrants are subject to a lock up agreement for 12 months after close of the Merger. The balance of common shares not subject to lock up will be readily tradable when registered. Upon the expiration of the lock up and the effectiveness of any applicable registration statement, these 10,331,760 common shares and 2,859,361 shares of common stock underlying stock options will be readily tradable and sales of these shares could cause significant volatility and the market price of our common stock and warrants could drop significantly.

Nevada law may inhibit a takeover that stockholders consider favorable and could also limit the market price of our stock.

Nevada Revised Statutes Sections 78.378 to 78.379 provide state regulation over the acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation provide that the provisions of these sections do not apply. Our articles of incorporation and bylaws do not state that these provisions do not apply. The statute restricts the ability of a person or entity to acquire control of a Nevada company by setting down certain rules of conduct and voting restrictions in any acquisition attempt, among other things. The statute is limited to corporations that are organized in the State of Nevada and that have 200 or more stockholders, at least 100 of whom are stockholders of record and residents of the State of Nevada; and do business in the State of Nevada directly or through an affiliated corporation. Because of these conditions, we believe that Nevada’s anti-takeover statute currently does not apply to our company.

Our authorized but unissued shares of common stock and preferred stock are available for our board to issue without stockholder approval. We may use these additional shares for a variety of corporate purposes, including future public offerings to raise additional capital, corporate acquisitions and employee benefit plans. The existence of our authorized but unissued shares of common stock and preferred stock could render more difficult or discourage an attempt to obtain control of our company by means of a proxy contest, tender offer, merger or other transaction. Our authorized but unissued shares may be used to delay, defer or prevent a tender offer or takeover attempt that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.

Additionally, Nevada Revised Statutes Sections 78.411 to 78.444 contain provisions that may limit our ability to engage in any business combination with certain persons who own 10% or more of our outstanding voting stock or any of our associates or affiliates who at any time in the past two years have owned 10% or more of our outstanding voting stock.  These provisions may have the effect of entrenching our management team and may deprive you of the opportunity to sell your shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

A business combination may be consummated without shareholder approval.

Certain types of business acquisition transactions may be completed without any requirement that we first submit the transaction to the stockholders for their approval. In the event the proposed transaction is structured in such a fashion that stockholder approval is not required, holders of our securities should not anticipate that they will be provided with financial statements or any other documentation prior to the completion of the transaction.

The authorized but unissued shares of our common stock and our preferred stock are available for future issuance, without stockholder approval, for certain of such types of business transactions, including future public or private offerings to raise additional capital, corporate acquisitions and employee benefit plans.

Legal Proceedings

We are not currently party to any material legal proceedings and we are not aware of any pending matters which may give rise to legal proceedings.  From time to time, we may be involved in various legal proceedings in the ordinary course of business.  We are not aware of any threatened litigation and believe that there is no basis for a suit for patent infringement or patent invalidation being successfully asserted against us. A successful claim of patent infringement or patent invalidation against us, however, and our failure or inability to obtain a license for the infringed or similar technology on reasonable terms, or at all, could have a material adverse effect on our business.  See – Risk Factors: We may be subject to intellectual property claims that create uncertainty about ownership of technology essential to our business and divert our managerial and other resources.

Mine Safety Disclosure

     None.

PART II

Market For Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock trades over-the-counter under the symbol “JMGE”. The following table sets forth high and low bid information for our common stock for the periods indicated, without retail mark-down or commission and may not represent actual transactions:

	High	Low
OTC Pink Sheets
Year ended December 31, 2012:
Quarter ended December 31, 2012	4.65	1.93
Quarter ended September 30, 2012	4.99	2.65
Quarter ended June 30, 2012	3.30	0.57
Quarter ended March 31, 2012	0.72	0.52
Year ended December 31, 2011:
Quarter ended December 31, 2011	0.75	0.48
Quarter ended September 30, 2011	0.85	0.55
Quarter ended June 30, 2011	0.88	0.65
Quarter ended March 31, 2011	0.90	0.60

Holders

As of December 31, 2012 we had approximately 34 holders of record of our common stock. We believe that we may have up to an additional 200 holders who hold their shares in street name.

Dividends

We have never declared or paid a dividend on our common stock. We currently intend to retain all available funds for operations and do not anticipate paying any cash dividends for the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

     None.

Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following Management’s Discussion and Analysis of financial results should be read in conjunction with our audited financial statements and notes covering the period commencing from February 23, 2010 (Date of Inception) to December 31, 2012. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed in “Risk Factors” and elsewhere in this prospectus.

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

Readers are cautioned that the foregoing lists of factors are not exhaustive. The forward-looking statements contained in this Report are made as of the date hereof and the Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except in accordance with applicable securities laws. The forward-looking statements contained in this Report are expressly qualified by this cautionary statement.

Overview

We are a development-stage company engaged in digital advertising technology services. The Company was formed as a Delaware Limited Liability Corporation (LLC) in February 2010 and in July 2010 was converted to a Delaware Corporation.

We obtained operating funds from private placements of our securities completed (i) in July 2010 totaling $550,000, (ii) in November 2011 for $999,999 and (iii) in April 2012 for $602,000.  On August 31, 2012, the Company consummated a reverse triangular merger with a wholly owned subsidiary of JMG Exploration, Inc. (“JMG”) whereby Ad-Vantage became a wholly owned subsidiary of JMG. The transaction has been accounted for as a reverse acquisition and the accompanying financial statements are those of Ad-Vantage. As required by accounting guidance, authorized shares, issued and outstanding shares and per share amounts have been retroactively restated throughout these consolidated financial statements and the accompanying notes to reflect JMG’s capital structure.

As of December 31, 2012, we had an accumulated deficit of $9,993,284.

Results of operations for the years ended December 31, 2012 and 2011

Revenue. The Company earns revenue from ads placed on web pages viewed on internet access providers’ proprietary networks. Revenues are earned when end users view the advertisements. Revenues were $12,780 and $2,582 for the years ended December 31, 2012 and 2011.

General and administrative expense. General and administrative expense relates to compensation and overhead for executive officers and fees for general operational and administrative services. For the years ending December 31, 2012 and 2011, general and administrative expenses were $5,394,313 and $534,241, respectively. Expenses consist principally of salaries, consulting fees and office costs. Salaries expense for the years ending December 31, 2012 and 2011 that includes stock based compensation was $4,205,730 and $136,225, respectively, as discussed below.

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

During the years ending December 31, 2012 and 2011, the Company granted 518,837 and 294,684 stock options, respectively, under the Ad-Vantage Networks Equity Incentive Plan (the “Ad-Vantage Plan”) and 780,000 and 0 stock options, respectively, under the JMG Equity Compensation Plan (the “JMG Plan”) to certain employees, directors, advisors and consultants, respectively. Ad-Vantage also granted 2,799,999 options (27,999.99 Class M Preferred options) issued outside the Ad-Vantage Plan to Ad-Vantage senior management, all of which vested upon the close of the Merger with the Company. With respect to the issuance of the new stock options, the Company incurred stock based compensation expense of $2,865,603 and $19,378 for the years ending December 31, 2012 and 2011, respectively.

Interest expense. Interest expense for the years ending December 31, 2012 and 2011 was $14,932 and $1,900, respectively. The increase in 2012 was principally due to the issuance of $1,000,000 of two year 10% convertible notes to five investors.

Interest income. Interest for the years ending December 31, 2012 and 2011 was $0 and $443, respectively. Interest income is from temporary investment of operating cash.

Income taxes. The Company files income tax returns in the U.S. federal jurisdiction and California. There are currently no income tax examinations underway for these jurisdictions, although the tax years ended December 31, 2012 and 2011 are all still open for examination.

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

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized. As a result of this valuation allowance, the effective tax rate for the years ended December 31, 2012 and 2011 is zero percent.

Deemed dividend on warrant extension. On November 21, 2012, the Board of Directors authorized extended the expiration date of the outstanding warrants to February 28, 2014. Except as so extended all other provisions of each class of warrants have not been altered or otherwise amended. A deemed dividend of $3,384,729 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model.

Liquidity and capital resources

Cash flows and capital expenditures

At December 31, 2012, we had $902,701 in cash and cash equivalents, respectively. Since our incorporation through December 31, 2012, we have financed our operating cash flow needs principally through private offerings of equity securities and convertible debt.

As of December 31, 2012, we had an accumulated deficit of $9,993,283 and had limited working capital to fund development of our technology. On November 5, 2012, the Company issued an aggregate of $500,000 in two year 10% convertible notes to two investors, and on November 7, 2012 the Company issued an aggregate of $500,000 in two year 10% convertible notes to three additional investors. The notes may be prepaid by the Company with fifteen days’ notice, and may be converted into the Company’s common stock at the lesser of 80% of the Company’s fair market value at the time of conversion or $8.00 per share. The notes were issued with two year warrants to purchase an aggregate of 100,000 common shares at $6.50 per share.

During the first quarter of 2013, we have received approximately $7,000,000 pursuant to a private placement of 8% convertible promissory notes. A total of $2,250,000 of the proceeds was used to finance the Travora acquisition (see “Subsequent Events”). We will use the balance of the proceeds to finance our remaining financial commitments pursuant to the Travora acquisition and for working capital purposes.

We have the following warrants outstanding as of December 31, 2012:

Warrant summary	Number of warrants outstanding	Exercise price	Maximum proceeds	Expiration Date
Warrants issued in the preferred stock private placement	184,625	$ 12.00	2,215,494	02/28/2014
Warrants issued upon conversion of preferred stock	869,750	$ 8.50	7,392,875	02/28/2014
Warrants issued our initial public offering	881,901	$ 10.00	8,819,010	02/28/2014
Warrants issued to our underwriters	95,000	$ 14.00	1,330,000	02/28/2014
Warrants issued with convertible notes	100,000	$ 6.50	650,000	11/05/2014
Total	2,131,276	various	20,407,379	various

Cash flow used in operations.

Cash utilized by operating activities was $2,674,629 for the year ended December 31, 2012. The use of cash was included in the net loss for the year of $5,697,893, but offset by an increase in accounts payable and accrued liabilities of $87,563 and liabilities directly associated with assets held for sale of $32,210. The use of cash was a smaller contributor to net loss than non-cash components: stock based compensation of $2,865,603, depreciation of $25,729, depletion and accretion of $2,740, and note discount amortization of $68,209. Further uses of cash included the following: $3,658 increase in accounts receivable, $434 increase in other assets, $44,448 increase in prepaid expenses, and $10,250 increase in security deposits.

Cash utilized by operating activities was $3,405,744 for the period February 23, 2010 (Date of Inception) to December 31, 2012. The use of cash was included in the net loss for the period of $6,608,554, but offset by an increase in accounts payable and accrued liabilities of $171,734 and an increase in liabilities directly associated with assets held for sale of $32,210. The use of cash was a smaller contributor to net loss than non-cash components: stock based compensation of $2,891,792, depreciation of $28,005, depletion and accretion of $2,740, note discount amortization of $68,209, and the fair value of common stock and common stock warrants issued for services rendered of $82,669. Further uses of cash included the following: $6,240 increase in accounts receivable, $434 increase in other assets, $57,625 increase in prepaid expenses, and $10,250 increase in security deposits.

Cash flow provided by investing activities.

Cash used by investing activities was $257,374 for the year ended December 31, 2012. The use of cash was attributable to capitalized patent costs of $94,501 and $162,873 for purchase of computer equipment, leasehold improvements, and furniture for the year ended December 31, 2012.

Cash used by investing activities was $427,787 for the period from February 23, 2010 (Date of Inception) to December 31, 2012. The use of cash was attributable to capitalized patent costs of $235,964 and $191,823 for purchase of computer equipment, leasehold improvements, and furniture for the period from February 23, 2010 (Date of Inception) to December 31, 2012.

Cash flow provided by financing activities.

Cash provided by financing activities was $3,186,233 for the year ended December 31, 2012. The proceeds of cash were principally attributable to the proceeds from the private placement of Ad-Vantage Series C Preferred stock of $602,000, the exercise of warrants and options totaling $74,497, net cash acquired from JMG of $1,509,736 and issuance of $1,000,000 of two year 10% convertible notes to five investors.

Cash provided by financing activities was $4,736,232 for the period February 23, 2010 (Date of Inception) to December 31, 2012. The proceeds of cash was principally attributable to net cash acquired from JMG of $1,509,736 and the proceeds from the private placement of Ad-Vantage Series A Preferred stock totaling $550,000 in July 2010, Ad-Vantage Series B Preferred stock totaling $999,999 in November 2011, and Ad-Vantage Series C Preferred stock totaling $602,000 in May 2012. In March 2011, Ad-Vantage entered into a secured lending facility that provides for advances of up to $500,000 with interest at 12% per annum payable monthly. The lending facility matures in 36 months and any principal balance is due and payable 90 days after the facility matures and the Company has received written notice of demand for payment. A total of $110,000 was borrowed under this promissory note in September and October 2011. The promissory note was paid in full in November 2011. In April and May 2012, $55,797 of stock options and warrants were exercised. In June and July 2012, $59,400 of stock options were exercised. In October 2012, 42,500 JMG Common Stock Options were exercised providing proceeds of $18,700. In October, 2012, common stock options were issued under the JMG Plan to an employee to purchase 390,000 shares of the Company’s Common Stock at $7.96 per share.

On November 5, 2012, the Company issued an aggregate of $500,000 in two year 10% convertible notes to two investors, and on November 7, 2012 the Company issued an aggregate of $500,000 in two year 10% convertible notes to three additional investors. The notes may be prepaid by the Company with fifteen days’ notice, and may be converted into the Company’s common stock at the lesser of 80% of the Company’s fair market value at the time of conversion or $8.00 per share. The notes were issued with two year warrants to purchase an aggregate of 100,000 common shares at $6.50 per share.

Spin-off of Oil and Gas Properties

In connection with the Merger, the Company agreed to, as soon as practicable after acquiring Ad-Vantage, sell all of the “Oil and Gas Properties” identified in the Company’s most recent 10-K filed with the SEC (the “O&G Operations” and the “O&G Sale”) or at its option cause the O&G Operations to be spun off for the benefit of the Company’s pre-Merger stockholders as soon as may be practicable following completion of the Merger (the “O&G Spinoff”).

Effective November 21, 2012, our Board of Directors authorized management to pursue a spin-off of the O&G Operations following management’s determination that the O&G Operations were not material to the Company’s operations, assets or future commercial activity and we expect the following outline of steps to occur in connection with the proposed spin-off: (i) the O&G Operations, including all related assets and liabilities, will be contributed to a new corporation, to be domiciled in Nevada ("JMG Oil") in exchange for 500,000 shares of JMG Oil, (ii) thereafter JMG Oil intends to issue 4,500,000 of its shares to unrelated accredited investors for $50,000 and certain indemnities relating to the O&G Operations, (iii) the Company proposes to spin off its 500,000 shares of JMG Oil to its stockholders as of immediately before the Merger. JMG Oil will bear the costs and expenses of these transactions.

Merger with Ad-Vantage

On August 31, 2012, Ad-Vantage consummated a reverse triangular merger (the “Merger”) with a wholly owned subsidiary of JMG pursuant to which Ad-Vantage became the surviving entity of the Merger and Ad-Vantage became a wholly owned subsidiary of JMG. The transaction has been accounted for as a reverse acquisition and the accompanying financial statements are those of Ad-Vantage. As required by accounting guidance, authorized shares, issued and outstanding shares and per share amounts have been retroactively restated throughout these consolidated financial statements and the accompanying notes to reflect JMG’s capital structure.

JMG had minimal ongoing business operations prior to the Merger consisting of payments from oil and gas properties. Assets consisting primarily of cash and oil and gas properties totaling $1,522,737 were acquired and certain current liabilities of $401,864 were assumed from JMG. Because The Merger is being treated as a capital transaction, whereby Ad-Vantage Networks, Inc. acquired the net monetary assets of JMG, accompanied by a recapitalization of Ad-Vantage Networks, Inc. As such, no fair value adjustments were necessary for any of the assets acquired or liabilities assumed.

The net equity acquired from JMG as the result of the Merger was $1,054,034 and was recorded as an addition to additional paid in capital. Pursuant to and in connection with the Amended and Restated Merger Agreement and the Merger:

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

•

Upon the consummation of the Authorized Share Increase and the Reverse Stock Split, the shares of Class M Preferred issued in exchange for the shares of Ad-Vantage Capital Stock shall automatically convert (the “Automatic Conversion”) into shares of JMG’s common stock, at the ratio of 100 shares of common stock for each share of Class M Preferred (the “Conversion Ratio”). The Automatic Conversion will become effective upon regulatory approvals and filings.

•

After giving effect to the Reverse Stock Split and the Automatic Conversion, JMG will have approximately 19,769,093 shares of common stock outstanding, of which 16,997,388 shares will have been issued (giving effect to the Automatic Conversion) to complete the Merger.

•

All issued and outstanding options to acquire shares of Ad-Vantage common stock (collectively, “Ad-Vantage Options”) were converted into options to acquire shares of Class M Preferred (collectively, “Parent Class M Preferred Stock Options”) at the Exchange Ratio, with such Class M Preferred Stock Options having the same terms and being subject to the same conditions as the Ad-Vantage Options, provided, however, that upon the consummation of the Authorized Share Increase and the Reverse Stock Split all of the Class M Preferred Stock Options shall, without the requirement of any further action, convert into options for shares of JMG common stock, with such conversion occurring at the Conversion Ratio. No Ad-Vantage Option had accelerated vesting in connection with the Merger.

•

JMG extended the term of its four classes of warrants with exercise prices, respectively, of $8.50, $10.00, $12.00, and $14.00 to an expiration date 18 months after the consummation of the Merger.

•

Each of those persons serving prior to the Merger as a director of JMG resigned from the Board, with such resignations becoming effective as of September 16, 2012 (upon expiration of the applicable waiting period in compliance with the provisions of Rule 14f-1 (“Rule 14f-1”) of the Exchange Act of 1934, as amended (the “Exchange Act”)).

•

Each of David S. Grant and Sanjeev Kuwadekar became directors of the Company, effective upon the consummation of the Merger, and each of Donald Wells, Ed Cerkovnik and Robert Burg became directors of the Company as of September 16, 2012 upon expiration of the applicable waiting period in compliance with the provisions of Rule 14f-1.

•

Those persons serving as officers of JMG prior to the Merger resigned upon the consummation of the Merger and those persons serving as officers of Ad-Vantage became officers of JMG.

•

The Merger resulted in the pre-Merger stockholders of JMG owning approximately 13.8% of Ad-Vantage and the Ad-Vantage Stockholders, as a group, owning the balance.

•

Certain members of the Ad-Vantage executive team agreed to lock-up, for a period of twelve months following the closing of the Merger, the shares of JMG’s Class M Preferred  to be received by them in connection with the Merger, and the shares of JMG’s common stock which those shares of Class M Preferred will convert into at the Automatic Conversion.

Acquisition of Ad Network Assets of Travora Media

On February 6, 2013, Travora Networks, Inc. (“TNI”), a wholly owned subsidiary of MediaShift, executed an asset purchase agreement with Travora Media, Inc. (“Travora” or the “Seller”) to acquire the Seller’s digital advertising network business. Headquartered in New York City, Travora provides an established publishing network, advertiser and agency relationships, and an experienced ad sales and ad operations team. Travora represents over 300 established travel brands across desktop, tablet, and mobile platforms, including Fodor’s, Viator, and Vayama. The Seller achieved revenues of approximately $13.0 million in 2011. TNI retained approximately 20 of Travora’s former employees and will continue to operate in New York City.

The fair value of the consideration to Seller is as follows:

Cash consideration to Seller		$ 500,000
Payment of Eastward Capital Partners debt		1,750,000
Assumption of Eastward Capital Partners debt		2,250,000
Balance of consideration to be paid in MediaShift common stock (“Closing Shares”)	700,000
Less allowance for audit expenses	(70,000)
Less amount of Aged Accounts Payable	(138,000)
Less estimated reduction for Target Working Capital deficiency	(600,000)	(108,000)
Preliminary consideration		$ 4,392,000

Potential adjustments to purchase price:
Potential earn-out consideration for publisher retention		1,000,000
Potential earn-out consideration for revenue targets		2,000,000
Total potential additional consideration		$3,000,000

As part of the purchase price paid in the transaction, TNI assumed Seller’s $4,000,000 obligations to Eastward Capital Partners, pursuant to the terms of that certain Master Lease Agreement No. 527 dated as of January 13, 2012, by and between Travora Media, Inc. and Eastward Capital Partners V, L.P. as modified by Letter Agreement.

Within ninety (90) days following the closing date, TNI shall prepare and deliver to the Seller a closing statement and its calculation of the working capital deficit or working capital surplus, if any, at the date of purchase. The closing statement shall be prepared in accordance with GAAP, certified by an officer of TNI and prepared applying the same methodology as was applied by TNI and the Seller in calculating the Target Working Capital.

Within five (5) Business Days following the determination of the closing statement, if there is a working capital surplus, TNI shall pay to the Seller an amount equal to such working capital surplus by an increase in the number of Closing Shares equal to the dollar value of such excess, and if there is a working capital deficit, the Seller shall pay to TNI an amount equal to such working capital deficit by a reduction and forfeiture of the number of Closing Shares equal to the dollar value of such working capital deficit, or if the value of the Closing Shares is less than such working capital deficit, TNI shall reduce the amount of earnout payments owed or payable to Seller by an amount equal to the amount by which such working capital deficit exceeds the value of the Closing Shares. A preliminary analysis of working capital as of the closing date indicates that the working capital deficit (as defined in the Asset Purchase Agreement) may be approximately $600,000. Consequently, it is not currently anticipated that any Closing Shares will be issued to the Seller in this transaction.

The acquisition will be accounted for using the acquisition method of accounting.  Accordingly, the assets acquired and liabilities assumed will be measured at their estimated fair value at the acquisition date.  The fair values of identifiable intangible assets acquired will be based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities will be recorded as goodwill. Travora’s results of operations will be included in the Company’s consolidated financial statements from February 6, 2013.

The significant identifiable tangible assets acquired include primarily accounts receivable and property, plant and equipment.  Intangible assets include contracts, business relationships, trademarks and domain names. The Company will determine the fair value of the tangible and intangible assets acquired for the acquisition, but does not have the information necessary for such an allocation at this time.

The former shareholders of Travora are also eligible to receive additional consideration of up to $3 million, which is contingent on the fulfillment of publisher retention and revenue goals discussed below. If such conditions are achieved, the additional consideration will be payable 1/3 (one-third) in the form of unsecured promissory notes accruing simple interest at LIBOR + 4% with all principal and accrued interest payable on February 6, 2017, and 2/3 (two-thirds) in the form of unregistered common shares of the Company issued at a price equal to the average closing price for the previous 30 days. The Company is unable to estimate the probability that these conditions will be fulfilled at this time. Once the Company has determined the fair value of the tangible and intangible assets acquired for the acquisition, management will assess the probable liability for the additional consideration and will include the amount of such liability in the purchase price allocation. Once a determination has been made regarding the probable liability for the contingent consideration, the Company will continue to assess the probability that these conditions will be fulfilled, and any subsequent changes in the estimated fair value of the liability will be reflected in earnings until the liability is fully settled.

Earnout Consideration

Publisher Retention Earnout Payments

The Seller shall be entitled to receive, in two installments, Publisher Retention Earnout Payments equaling, in the aggregate, up to $1,000,000.   In the event that the number of Publishers retained by the Company for the initial 180 day period following the Closing Date is equal to or exceeds eighty-five percent (85%) of the Baseline Number of Publishers, the Company shall pay to the Seller an amount equal to the product of $500,000 multiplied by a fraction, the numerator of which is the actual number of Publishers retained by the Company and the denominator of which is the Baseline Number of Publishers.

In the event that the number of Publishers retained by the Company for the second 180 day period following the Closing Date is equal to or exceeds the Baseline Number of Publishers, the Company shall pay to the Seller an amount equal to the product of $500,000 multiplied by a fraction, the numerator of which is the actual number of Publishers retained and the denominator of which is Baseline Number of Publishers.

Notwithstanding the foregoing, if any three (3) of the Seller’s Major Publishers, in the aggregate, cease doing business with TNI during the initial publisher retention earnout period, then no initial publisher retention earnout payment or second publisher retention earnout payment shall be paid to the Seller and if during the second publisher retention earnout period, then no second publisher retention earnout payment shall be paid to the Seller.

Revenue Goal Earnout Payments

The Seller shall be entitled to receive, in two installments, Revenue Goal Earnout Payments equaling, in the aggregate, up to $2,000,000.  In the event that Ad Network Revenue for the period beginning on January 1, 2013 and ending on June 30, 2013 is equal to or exceeds $5,159,700, the Company shall pay to the Seller an amount equal to the lesser of the product of $1,000,000 multiplied by a fraction, the numerator of which is the actual Ad Network Revenue achieved during the Initial Revenue Goal Earnout Period and the denominator of which is $5,733,000 and $1,000,000.

In the event that Ad Network Revenue for the period beginning on July 1, 2013 and ending on December 31, 2013 is equal to or exceeds $6,407,100, the Company shall pay to the Seller an amount equal to the lesser of the product of $1,000,000 multiplied by a fraction, the numerator of which is the actual Ad Network Revenue achieved during the Second Revenue Goal Earnout Period and the denominator of which is $7,119,000 and $1,000,000.

Private placement of 8% convertible promissory notes

During the first quarter of 2013, we have received approximately $7,000,000 pursuant to a private placement of 8% convertible promissory notes (the “Notes”). A total of $2,250,000 of the proceeds was used to finance the Travora acquisition. We will use the balance of the proceeds to finance our remaining financial commitments pursuant to the Travora acquisition and for working capital purposes. The terms of the Notes are as follows:

•

Bearing interest at 8% per annum,

•

Principal and interest due and payable on or before February 15, 2015,

•

Prepayable by the Company upon 30 days’ notice,

•

The Notes are convertible into MediaShift common stock at the rate of $3.00 per share subject to anti-dilution provisions which provide that if the Company issues securities at a price below the conversion price of the Notes, the conversion price will be reduced to the lower amount,

•

The Notes may be converted at any time prior to maturity date at the option of the holder or the Company, and

•

Note holders received warrants to purchase MediaShift common stock in an amount equal to the number of shares the Notes are convertible into. Half of the warrants are exercisable at $4.00 per share up to July 31, 2013 and half are exercisable at $6.00 per share up to July 31, 2014.

The maximum number of common shares that may be issued through, as applicable, the conversion of the Notes and the exercise of the warrants which were sold in this private placement, is 4,666,666 shares.  The Notes were offered and sold by officers and directors of the Company who received no remuneration for the sale of the securities. Sales of the Notes were made pursuant to Section 4(a)(5) and Section 4(a)(2) of the Securities Act, and Rule 506 promulgated thereunder, solely to “accredited investors” as defined in Rule 501(a) of Regulation D.  The securities sold in this transaction were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Patent issuance

On February 26th, 2013, the Company was awarded a second patent for Methods and Systems for Searching, Selecting, and Displaying Content.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, the Company carried out an assessment under the supervision and with the participation of our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(1) and I 5d-15(1)). Our Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company maintains internal controls over financial reporting to include those policies and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's ("SEC's") rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the internal controls over financial reporting, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of management, including the Company's Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our Chief Financial Officer concluded as of December 31, 2012 that our internal controls over financial reporting were effective at the reasonable assurance level. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

In the third quarter of 2012, staffing was increased were to increase internal controls for financial reporting.

Other Information

None.

PART III

Directors, Executive Officers and Corporate Governance

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their death, resignation or removal.  Officers serve at the discretion of the board of directors.  There are no family relationships among any of our directors and executive officers.

The following table sets forth certain biographical information with respect to our directors and executive officers as of December 31, 2012:

Name	Age	Positions
David Grant	50	Chairman of the Board and Chief Executive Officer
Brendon Kensel	42	President
Michael Spalter	51	Chief Operating Officer
Sanjeev Kuwadekar	54	Director and Chief Technology Officer
David Eastman	51	Chief Financial Officer and Secretary
Robert Burg	56	Director
Ed Cerkovnik	55	Director
Donald P. Wells	68	Director

David Grant.  Mr. Grant is a co-founder and has been Chairman of the Board and Chief Executive Officer since 2009. Mr. Grant also served, from February 2007 to February 2012, as the Chief Information Officer of AssistMed, Inc., where he contributed to the expansion of AssistMed’s products and services. Mr. Grant was founder and Chief Architect of iXept, Inc., a mobile payments technology company which has licensed its intellectual property to a global financial institution; he currently serves as a director of iXept. Mr. Grant also helped found MedEfficient Healthcare Solutions in 2004 and has been a managing partner of MedEfficient since then. Mr. Grant was a founder, initial President and initial chief executive officer in September 2004 of UniversCel, Inc., a high speed networking and communications technology firm, and he continues to serve as a director of that company.  In 1998, Mr. Grant also founded Rx-Connect, a startup venture that was acquired by PacifiCare Health Systems in 2001. While at PacifiCare from October 2000 to January 2003, Mr. Grant served as President and CEO of MEDeMORPHUS (formerly Rx-Connect), and as a Vice President with PacifiCare’s E-Solutions.  Mr. Grant holds a B.S. degree in Applied Physics from California State University, Northridge.

Brendon Kensel. Mr. Kensel has been President of MediaShift since January 1, 2013. He has over 20 years of experience in leading emerging companies in the media, marketing, and technology sectors. Mr. Kensel is responsible for leading all of our revenue initiatives, and oversees ad sales and operations, advertising product management, and marketing teams. Before joining MediaShift, Mr. Kensel was the Managing Partner of Kensel & Co., an M&A and corporate development advisory firm as well as its predecessor firm from November, 2001; he continues to manage Kensel & Co. Mr. Kensel was EVP and CRM division President at eSynergies, a diversified digital marketing services company from April, 2001, when it acquired Salesmation, a company he founded in August, 1999, through November, 2001. He is an advisor to several companies including JockTalk, a social media platform for professional athletes and fans, and PrimaHealth Credit, a healthcare finance company. Mr. Kensel holds a Bachelor of Science degree from Central Washington University and a M.B.A. from the Graziadio School of Business and Management at Pepperdine University.

Michael Spalter.  Michael Spalter has served as our Chief Operating Officer since October 2012.  Since 2008, Mr. Spalter has been the owner and operator of a privately held holding company managing various entertainment based businesses. From 2001 to 2007 he was the Senior Vice-President, Infrastructure Services for Washington Mutual Bank. His responsibilities at Washington Mutual Bank included managing data center operations, host systems, mid-range and client server systems, help desk services, voice and data communications, network and data security, systems integration, disaster recovery, print services and project management. From 1991 to 2001 Mr. Spalter was employed at Countrywide Home Loans where he last served as Executive Vice-President, I.T. Infrastructure.   Mr. Spalter holds a B.S. degree in Marketing from California State University, Northridge.

Sanjeev Kuwadekar.  Mr. Kuwadekar is a co-founder and has been Chief Technology Officer since 2009 where he guides the current and future technical architecture for our next generation digital advertising platform. From January 2006 until joining the Company on a part time basis in August 2010, Mr. Kuwadekar served as Chief Executive Officer of Sycamore Solutions Ltd, a software consulting firm, for which he still provides consulting services.  Mr. Kuwadekar also served as the Chief Technology Officer, from September 2010 to November 2011, of GrowBiz Services Inc, a software consulting firm in California with operations in India, which he continues to supervise. Prior to Sycamore, Mr. Kuwadekar founded HeyAnita, Inc in 1999, a speech recognition product company in the wireless field  where he served as Chief Executive Officer for over six years from November, 1999 to December, 2005. While serving at HeyAnita, Mr. Kuwadekar received the Software Entrepreneur of the Year Award from Software Council of Southern California in 2003 for his outstanding contribution to the field of wireless communications software. Prior to HeyAnita, Sanjeev served in various executive roles at Microsoft for over nine years from April 1991 to October 1999.  He holds a Bachelor of Science degree in Electrical Engineering and a Master of Science degree in Computer Science with specialization in artificial intelligence and natural language processing systems from the Indian Institute of Technology (IIT Bombay).

David Eastman.  David Eastman has served as Chief Financial Officer since the Company’s incorporation in 2010 and as Chief Operating Officer from its incorporation in 2010 to September 2012. Mr. Eastman has served as a General Partner at Park City, Utah based Prospector Equity Capital, L.P. since the fund’s formation in 2002. He has also served as a Managing Director at Hunter Capital Group, Prospector’s management company, since 1998. Previously, Mr. Eastman focused on private equity investments in Europe, most recently from 1996 to 1998 as a partner of Prague-based Tyn Group, where he worked on acquisitions in international franchising and telecommunications. Mr. Eastman has also worked as a private equity investor in Asia with Unifund International from February, 1992 to April, 1993 and as an investment banker with Banque Paribas and Drexel Burnham Lambert in the United States from October, 1987 to February, 1992. Mr. Eastman holds a B.A. in Economics from Harvard University and an M.B.A. in Finance from UCLA’s Andersen School.

Robert Burg – Director.  Mr. Burg was appointed to our Board of Directors in September 2012. Since 2009, Mr. Burg has been the president of CMC Golf, a manufacturer, and distributor of fine golf accessories.  Since 1998, Mr. Burg has been the owner of The Burg Group, a national sales and marketing agency specializing in the golf industry.  From 1992 to 1998, Mr. Burg held several executive level positions, including President from 1995 to 1998, with Royal Grip, Inc., a publicly traded company that designed and distributed golf club grips and athletic headwear. He received a B.A. degree in Business from Great Western University in 1977.

Ed Cerkovnik – Director.  Mr. Cerkovnik was appointed to our Board of Directors in September 2012. Mr. Cerkovnik is a founder and President of Breckenridge Holding Company, the owner and operator of the Breckenridge Brewery & Pub concept, as well as other food and beverage concepts. Mr. Cerkovnik has served as an officer and director of Breckenridge Holding Company since its inception in 1994. In addition, Mr. Cerkovnik has been an active principal in other restaurant and commercial real estate projects since 1994.  Prior to 1994 and beginning in 1984, Mr. Cerkovnik was engaged in the private practice of law in Denver, Colorado, concentrating his practice in the areas of business, corporate and securities law, including mergers and acquisitions, private placements and public offerings, corporate structuring and formation, project finance, strategic alliances and joint ventures, and general corporate matters. Since 1994 Mr. Cerkovnik has continued to serve as a legal and business adviser to clients with significant business interests in a range of industries, including investment management and financial services, real estate development and investments, manufacturing, telecommunications, software and services, and branded consumer products.  Mr. Cerkovnik received his undergraduate degree from the University of Montana in 1980 and his law degree from the University of Texas in 1983.

Donald P. Wells – Director.  Mr. Wells was appointed to our Board of Directors in September 2012. Mr. Wells has served since 1997 as Chief Financial Officer for Wetzel’s Pretzels LLC, a private company that operates and franchises over 240 fresh pretzel bakeries in shopping malls in more than 25 states and five other countries (including Canada, Lebanon, Mexico, the Philippines, and South Korea).  Mr. Wells served as Chief Financial Officer and Executive Vice-President of Merchandising Resources, Inc., a manufacturing and marketing company serving the beverage industry with point of sale merchandising equipment and display material via a direct sales force. He also served as Finance Vice President of Nestle Brands, a subsidiary of Nestle USA. From 1989 to 1990, Mr. Wells served as Chief Financial Officer and Vice President of Finance of Superior Brands, Inc., a manufacturer of pet products sold nationally primarily through the grocery channel.

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the years ended December 31, 2011 or December 31, 2012. We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, we expect to compensate our directors with cash fees and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director has received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.  MediaShift has issued 50,000 options for shares of its common stock to each of Donald Wells, Robert Burg and Ed Cerkovnik, after joining our Board of Directors upon compliance with the provisions of Rule 14(f)-1. These options vest in equal monthly installments over a 24 month period and, pursuant to the terms of the Merger Agreement and the transactions related thereto, were exchanged for corresponding options for shares of our Class M Preferred and, upon the Automatic Conversion, options for shares of our common stock.

Corporate Governance

We are committed to having sound corporate governance principles. We believe that such principles are essential to running our business efficiently and to maintaining our integrity in the marketplace. Our Board of Directors has five directors, but does not have any standing committees.

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our longstanding values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, the Board of Directors also considers the candidate’s character, judgment, diversity, age and skills, including financial literacy and experience in the context of our needs and the needs of the Board of Directors.

Director Independence

Mr. Cerkovnik, Mr. Burg and Mr. Wells, current members of our Board of Directors, are considered independent directors in accordance with the definitions and criteria applicable under NASDAQ rules.

Committees of the Board of Directors

The Board of Directors has established no committees; all board members are present for all corporate business.

Code of Ethics

We have adopted a Code of Conduct effective January 1, 2005, which applies to all of our employees, consultants, officers and directors. It establishes standards of conduct for individuals and also individual standards of business conduct and ethics. In addition it sets out our policies in relation to our employees on such issues as discrimination, harassment, privacy, drugs, alcohol, tobacco, and weapons. We will provide such Code of Conduct in print, free of charge, to any investor who requests it by writing to: 600 Brand Blvd., Suite 230, Glendale California  91203.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2012, all officers, directors and greater than ten percent beneficial owners complied with the Section 16(a) filing requirements, except as follows:

Form	Director/Officer/10%	Owner	Due	Date of Filing
5	David Grant	Officer/Director	02/14/2013	03/06/2013
3	Michael Spalter	Officer	02/14/2013	03/07/2013
5	Michael Spalter	Officer	02/14/2013	03/07/2013
5	Sanjeev Kuwadekar	Officer/Director	02/14/2013	03/06/2013
5	David Eastman	Officer	02/14/2013	03/06/2013
5	Robert Burg	Director	02/14/2013	03/06/2013
5	Ed Cerkovnik	Director	02/14/2013	03/06/2013
5	Donald P. Wells	Director	02/14/2013	03/06/2013

Executive Compensation

The following table provides a summary of annual compensation for our executive officers for the year ended December 31, 2012. We do not have an employment agreement with any of our executive officers.

	Annual compensation			Long-term compensation	All other compensation
Name and principal position	Annualized salary	Actual salary	Bonus	Securities underlying options
David Grant - President, and Chief Executive Officer	$ 250,000	$ 250,000	-	-	-
Sanjeev Kuwadekar - Chief Technology Officer (1)	$ 240,000	$ 212,500	-	-	-
David Eastman – Chief Financial Officer (2)	$ 175,000	$ 167,133	-	-	-
Michael Spalter – Chief Operating Officer (3)	$ 205,000	$25,625	-	-	-

(1)

Mr. Kuwadekar’s annual salary is $240,000, however he elected to forego $5,000 of his monthly compensation until ADVN closed the Series C Preferred Stock financing. In mid June 2012, Mr. Kuwadekar began receiving compensation in accord with his $240,000 annual salary.

(2)

Mr. Eastman’s annual compensation is $175,000 (which includes up to $3,000 per month in expense reimbursement), however he elected to forego $1,583 of his monthly compensation until ADVN closed the Series C Preferred Stock financing. In June 2012, Mr. Eastman began receiving payment in accord with his $175,000 annual compensation.

(3)

Mr. Spalter’s annual salary is $205,000, however he elected to defer 50% of his salary until such time as the Company either a) reaches a monthly revenue run rate of $1 million or b) receives additional equity financing in an aggregate of $4.5 million. Once either occurs, his full salary will be paid each pay period, and his accrued deferred salary will be paid over a number of pay periods equal to the number of pay periods over which salary was deferred. Mr. Spalter began receiving full salary as of March 1, 2013, and his accumulated deferral is expected to be fully paid by July 31, 2013.

Stock options granted during the most recently completed financial year

We assumed the option plan of Ad-Vantage, under which options for the purchase of 3,729,916 shares of Ad-Vantage common stock were outstanding at the closing of the Merger (the “Outstanding Ad-Vantage Options”).  The Outstanding Ad-Vantage Options were converted into options to purchase 37,299.16 shares of Class M Preferred (which represents 3,729,916 shares of the Company’s Common Stock after giving effect to the Automatic Conversion). The

Outstanding Ad-Vantage Options expire in 2021 and 2022. As of December 31 2012, there were 390,000 Options outstanding to purchase the Company’s Common Stock.

The Ad-Vantage Board of Directors adopted the Ad-Vantage Plan in September 2010. The Ad-Vantage Plan provided long-term incentives to employees, members of the Board, and advisers and consultants of the Company who were able to contribute towards the creation of or have created stockholder value by providing them stock options and other stock and cash incentives. Provisions such as vesting, repurchase and exercise conditions and limitations were determined by the Ad-Vantage Board of Directors on the grant date. The total number of shares that could be issued pursuant to the Ad-Vantage Plan could not exceed 1,250,000 shares, subject to adjustment in the event of certain recapitalizations, reorganizations, and similar transactions.

As of December 31, 2012, 1,115,521 options were granted under the Ad-Vantage Plan, and 929,917 remained outstanding at the time of the Merger, at which time they were exchanged for 92,991.70 Class M Preferred Options. No options were granted under the Ad-Vantage Plan following the Merger, and no future options will be granted under the Ad-Vantage Plan.

A total of 390,000 common stock options were granted under the JMG Plan in October, 2012. One quarter of these options vest on October 1, 2013, and 1/36 of the remainder vest on the first day of the next 36 months. These options are exercisable at $7.96 per share. These were the only options granted under the JMG Plan during 2012. A total of 42,500 common stock options were outstanding at JMG prior to the merger with Ad-Vantage, none of which remained unexercised at December 31, 2012. Options granted by the Company following the Merger will be granted under the JMG Plan.

Option exercises in last fiscal year and fiscal year-end option values

In October 2012, 42,500 MediaShift Common Stock Options were exercised providing proceeds of $18,700.

Employment Agreements

MediaShift has no employment agreements.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock and Class M Preferred Stock as of December 31, 2012, for each of the following persons, after giving effect to the one share for every two (1-for-2) shares outstanding Reverse Stock Split effective March 4, 2013 and the Automatic Conversion of our Class M Preferred Stock which occurred on the same day:

•

each of our executive officers and directors;

•

all executive officers and directors as a group; and

•

each person who is known by us to beneficially own more than 5% of our outstanding common stock.

As of December 31, 2012, there were 2,771,705 shares of common stock issued and outstanding after adjustment for the one share for every two (1-for-2) Reverse Stock Split which occurred March 4, 2013 and prior to the Automatic Conversion of the Class M Preferred Stock. The shares of Class M Preferred Stock will convert automatically to shares of common stock upon regulatory approvals and filings. Shares of common stock not outstanding but deemed beneficially owned because an individual has the right to acquire the shares of common stock within 60 days, are treated as outstanding when determining the amount and percentage of common stock owned by that individual and by all directors and executive officers as a group. The address of each executive officer and director is 600 N. Brand Boulevard, Suite 230, Glendale, California 91203. The address of other beneficial owners is set forth below.

Name of beneficial owner	Number of Shares beneficially owned (1)	Percentage of shares outstanding (1)
Executive officers and directors:
David Grant (2)	7,980,474	37.2%
Sanjeev Kuwadekar (3)	3,504,557	17.1%
Brendon Kensel (4)	201,000	0.01%
Michael Spalter	-	*
Ed Cerkovnik (5)	16,250	*
Donald Wells (6)	14,000	*
Robert Burg (7)	20,417	*
David J. Eastman (8)	1,423,485	7.1%
All executive officers and directors as a group (8 persons)	13,160,183	57.6%
Stockholders owning 5% or more:
Justin Yorke (9)	2,536,946	12.8%

(1)

For each of the persons or groups identified in this table, the percentage is based on the sum of (a) 19,769,093 shares of our common stock issued and outstanding after giving effect to the issuance of shares pursuant to the Merger, the Reverse Stock Split and the Automatic Conversion and (b) any shares of common stock underlying stock options beneficially owned by such person or group, including options for our common stock existing prior to the Merger, options for shares of Ad-Vantage common stock exchanged for options for Class M Preferred Stock (which automatically convert into options for our common stock upon the Automatic Conversion) and any warrants for our common stock exercisable within sixty days of the date hereof.

(2)

Includes (a) 6,286,507 shares of our common stock issuable upon the Automatic Conversion of 62,865.07 shares of Class M Preferred Stock received pursuant to the Merger in exchange for 6,286,507 shares of Ad-Vantage Capital Stock owned prior to the Merger, and (b) 1,693,967 shares of our common stock underlying options for 16,939.67 shares of our Class M Preferred Stock exchanged pursuant to the Merger for options for Ad-Vantage common stock (which automatically convert into options for our common stock upon the Automatic Conversion).

(3)

Includes (a) 2,760,666 shares of our common stock issuable upon the Automatic Conversion of 27,606.66 shares of Class M Preferred Stock received pursuant to the Merger in exchange for 2,760,666 shares of Ad-Vantage Capital Stock owned prior to the Merger, and (b) 743,891 shares of our common stock underlying options for 7,438.91 shares of our Class M Preferred Stock exchanged pursuant to the Merger for options for Ad-Vantage common stock (which automatically convert into options for our common stock upon the Automatic Conversion).

(4)

Includes (a) 50,000 shares of our common stock issuable upon the Automatic Conversion of 500 shares of Class M Preferred Stock received pursuant to the Merger in exchange for 50,000 shares of Ad-Vantage Capital Stock owned prior to the Merger, and (b) 151,000 shares of our common stock underlying options for 1,510 shares of our Class M Preferred Stock exchanged pursuant to the Merger for options for Ad-Vantage common stock (which will automatically convert into options for our common stock upon the Automatic Conversion).

(5)

Includes (a) 10,000 shares of our common stock issuable upon the Automatic Conversion of 100.00 shares of Class M Preferred Stock received pursuant to the Merger in exchange for 10,000 shares of Ad-Vantage Capital Stock owned prior to the Merger, and (b) 6,250 shares of our common stock underlying options for 62.50 shares of our Class M Preferred Stock exchanged pursuant to the Merger for options for Ad-Vantage common stock (which automatically convert into options for our common stock upon the Automatic Conversion).

(6)

Includes (a) 1,500 shares of our common stock owned prior to the Merger  and (b) 12,500 shares of our common stock underlying options for 125.00 shares of our Class M Preferred Stock exchanged pursuant to the Merger for options for Ad-Vantage common stock (which automatically convert into options for our common stock upon the Automatic Conversion).

(7)

Includes (a) 10,000 shares of our common stock issuable upon the Automatic Conversion of 100.00 shares of Class M Preferred Stock received pursuant to the Merger in exchange for 10,000 shares of Ad-Vantage Capital Stock owned prior to the Merger, and (b) 10,417 shares of our common stock underlying options for 104.17 shares of our Class M Preferred Stock exchanged pursuant to the Merger for options for Ad-Vantage common stock (which automatically convert into options for our common stock upon the Automatic Conversion).

(8)

Includes (a) 1,121,331 shares of our common stock issuable upon the Automatic Conversion of 11,213.31 shares of Class M Preferred Stock received pursuant to the Merger in exchange for 1,121,331 shares of Ad-Vantage Capital Stock owned prior to the Merger, and (b) 302,154 shares of our common stock underlying options for 3,021.54 shares of our Class M Preferred Stock exchanged pursuant to the Merger for options for Ad-Vantage common stock (which automatically convert into options for our common stock upon the Automatic Conversion).

(9)

Includes (a) 1,000 shares of our common stock owned prior to the Merger, (b) 2,493,446 shares of our common stock issuable upon the Automatic Conversion of 24,934.46 shares of Class M Preferred Stock received pursuant to the Merger in exchange for 2,493,446 shares of Ad-Vantage Capital Stock deemed beneficially owned prior to the Merger, and (c) 42,500  shares of our common stock underlying warrants exercisable within sixty days of the date hereof .

Mr. Yorke may be deemed to be the beneficial owner of JMW Fund LLC, which owns 11,866.55 shares of our Class M Preferred Stock (which will convert into 1,186,655 shares of our common stock upon the Automatic Conversion) and of San Gabriel Fund LLC which owns 12,322.91 shares of our Class M Preferred Stock (which will convert into 1,232,291 shares of our common stock upon the Automatic Conversion) due to his position as manager of both funds.

As a result, when including the (a) 1,000 shares of our common stock owned prior to the Merger, (b) 2,493,446 shares of our common stock issuable upon the Automatic Conversion of 249,934.46 shares of Class M Preferred Stock received pursuant to the Merger in exchange for 2,493,446 shares of Ad-Vantage Capital Stock deemed beneficially owned prior to the Merger, and (c) 42,500  shares of our common stock underlying warrants exercisable within sixty days of the date hereof, Mr. Yorke may be deemed to be the beneficial owner of 2,536,946 shares of common stock, or approximately 12.8% of our common stock.  The address for Mr. Yorke is 4 Richland Place, Pasadena, CA  91103.

*	Less than one percent.

Certain Relationships, Related Transactions, and Director Independence

MediaShift utilizes the programming services of a company managed by its  Chief Technology Officer.  Payments to this company were $27,737, $100,046, and $198,492 for the years ending December 31, 2010, 2011, and 2012, respectively.

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

Principal Accounting Fees and Services

It is the policy of the Company for the Board of Directors to pre-approve all audit, tax and financial advisory services. All services rendered by Hein & Associates LLP were pre-approved by the Board of Directors for the years ended December 31, 2012 and 2011. The aggregate fees billed by Hein & Associates LLP for professional services rendered for the audit of the Company’s financial statements and other services were as follows:

Year ended December 31,	2012	2011
Audit fees	$ 68,322	$ 39,231
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

PART IV

Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements of the registrant and the Reports of our Independent Registered Public Accounting Firm thereon are included herewith in Item 8 above.

Page
Report of Hein & Associates LLP, Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2012 and 2011.	F-3
Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 and for the period from February 23, 2010 (Date of Inception) through December 31, 2012.	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and for the period from February 23, 2010 (Date of Inception) through December 31, 2012.	F-5
Consolidated Statements of Shareholders’ Equity for the period from February 23, 2010 (Date of Inception) through December 31, 2012.	F-6
Notes to Consolidated Financial Statements.	F-7

Financial Statement Schedules

None

Exhibits

2.1	Ad-Vantage - Amended and Restated Agreement and Plan of Merger
2.2	Voting agreement
2.3	Asset Purchase Agreement by and among Travora Networks, Inc. JMG Exploration, Inc. and Travora Media, Inc. dated February 6, 2013.
2.4

Letter Agreement regarding Master Lease Agreement No. 527 dated as of January 13, 2012, by and between Travora Media, Inc. and Eastward Capital Partners V, L.P. and the Rental Schedule and Acceptance Certificate No. 527-01 dated as of January 13, 2012 by and between Travora and Eastward to Master Lease Agreement.

2.5	Master Lease Agreement No. 527 dated as of January 13, 2012, by and between Travora Media, Inc. and Eastward Capital Partners V, L.P.
2.6	IP Assignment Agreement
2.7	Form of Lock-up Agreement
3.1	Amended and Restated Articles of Incorporation of the registrant
3.2	Amendment to Articles of Incorporation of the registrant dated March 4, 2013
3.3	By-laws of the registrant
4.1	Certificate of Designation Class M Preferred Stock
4.2	Specimen of Common stock Certificate
4.3	Form of Lockup Agreement
4.4	Form of $4.25 Warrant
4.5	Form of $6.00 Warrant
4.6	Form of $5.00 Warrant
4.7	Form of Underwriter’s Warrant Agreement
4.8	Form of 8% Convertible Promissory Note
10.1	Equity compensation plan
14.1	Code of Business Conduct

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MediaShift, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 13, 2013	MediaShift, Inc.

	By:	/s/ David Grant
David Grant
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 13, 2013.

Signature	Title

/s/ David Grant
David Grant	Chief Executive Officer

/s/ Brendon Kensel
Brendon Kensel	President

/s/ Michael Spalter
Michael Spalter	Chief Operating Officer

/s/ Sanjeev Kuwadekar
Sanjeev Kuwadekar	Chief Technology Officer

/s/David Eastman
David Eastman	Chief Financial Officer and Secretary

/s/ Robert Burg
Robert Burg	Director

/s/ Ed Cerkovnik
Ed Cerkovnik	Director

/s/ Donald P. Wells
Donald P. Wells	Director

MediaShift, Inc.

(Formerly JMG Exploration, Inc.)

(A Development Stage Company)

Financial Statements

As of December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MediaShift, Inc.

We have audited the accompanying consolidated balance sheets of MediaShift, Inc. (A Development Stage Company, formerly JMG Exploration, Inc.) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2012 and 2011 and for the period from February 23, 2010 (Date of Inception) through December 31, 2012, respectively. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MediaShift, Inc. as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the year ended December 31, 2012 and 2011, and for the period from February 23, 2010 (Date of Inception) through December 31, 2012, respectively, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hein & Associates LLP

Irvine, California

March 13, 2013

MediaShift, Inc.

(Formerly JMG Exploration, Inc.)

(A Development Stage Company)

BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$ 902,701	$ 648,471
Accounts receivable	6,240	2,582
Prepaid expenses	57,625	13,177
Total current assets	966,566	664,230
Property and equipment, net of depreciation	163,819	26,674
Discontinued operations: assets held for sale	10,542	-
Patents	215,070	141,463
Deposits	10,250	-
Other assets	434	-
Total Assets	$ 1,366,681	$ 832,367
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$ 294,632	$ 84,171
Liabilities directly associated with assets held for sale	378,296	-
Total Current Liabilities	672,928	84,171
Long-Term Liabilities:
Note Payable, less discount of $818,502 in 2012	249,707	-
Total Long-Term Liabilities	249,707	-
Total Liabilities	$ 922,635	$ 84,171
Commitments and Contingencies (Note 5)
Stockholders’ equity:
Series A preferred stock, $0.001 par value, 0 and 3,492,061 shares issued and outstanding at December 31, 2012 and 2011; liquidation preference of $0 and $616,000 December 31, 2012 and 2011.	-	3,492
Series B preferred stock, $0.001 par value, 0 and 2,191,838 issued and outstanding at December 31, 2012 and 2011, respectively; liquidation preference of $0 and $1,013,333 as of December 31, 2012 and 2011.	-	2,192
Class M preferred stock, $0.01 par value, 169,973.88 issued and outstanding at December 31, 2012 - none at December 31, 2011; no liquidation preference as of December 31, 2012	1,700	-
Common stock – 25,000,000 shares authorized, $0.001 par value, 2,771,705 and 5,215,583 shares issued and outstanding at December 31, 2012 and 2011, respectively	5,543	10,431
Additional paid-in capital	10,430,087	1,642,742
Accumulated deficit during development stage	(9,993,284)	(910,661)
Total Stockholders’ Equity	444,046	748,196
Total Liabilities and Stockholders’ Equity	$ 1,366,681	$ 832,367

The accompanying notes are an integral part of these consolidated financial statements.

MediaShift, Inc.

(Formerly JMG Exploration, Inc.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the years ended December 31,		For the period from February 23, 2010 (Date of Inception) through December 31,
	2012	2011	2012
Revenues	$ 12,780	$ 2,582	$ 15,362
Cost of goods sold	(9,237)	(1,291)	(10,528)
Gross profit	3,543	1,291	4,834
Expenses:
General and administrative expenses	5,394,313	534,241	6,090,343
Depreciation	25,729	2,276	28,005
Research and development expenses	202,703	134,296	415,001
Total expenses	5,622,745	670,813	6,533,349
Total operating loss	(5,619,202)	(669,522)	(6,528,515)
Other Income and Expense
Interest income	-	443	1,106
Amortization of note discount	(68,209)	-	(68,209)
Interest expense	(14,932)	(1,900)	(16,832)
Total other income and expense	(83,141)	(1,457)	(83,935)
Net loss before taxes	(5,702,343)	(670,979)	(6,612,450)
Taxes	(2,000)	(554)	(2,554)
Net loss from continuing operations	(5,704,343)	(671,533)	(6,615,004)
Discontinued Operations:
Gain from discontinued operations	6,450	-	6,450
Net loss	(5,697,893)	(671,533)	(6,608,554)
Less: deemed dividend on warrant extension	(3,384,730)	-	(3,384,730)
Net loss applicable to common shareholders	$ (9,082,623)	$ (671,533)	$ (9,993,284)

Basic and diluted weighted average shares outstanding	4,428,229	5,215,583
Per Share Amounts applicable to common shareholders for the period per share, basic and diluted:
(Loss) from continuing operations	$ (1.29)	$ (0.13)
(Loss) from discontinued operations	$ -	$ -
(Net Loss) per share	$ (1.29)	$ (0.13)

The accompanying notes are an integral part of these consolidated financial statements.

MediaShift, Inc.

(Formerly JMG Exploration, Inc.)

 (A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the years ended December 31,		For the period from February 23, 2010 (Date of Inception) through December 31,
	2012	2011	2012
OPERATING
Net loss	$ (5,697,893)	$(671,533)	$ (6,608,554)
Adjustments to reconcile net loss to cash flows from operating activities:
Stock based compensation	2,865,603	19,378	2,891,792
Depreciation	25,729	2,276	28,005
Depletion and accretion	2,740	-	2,740
Amortization of note discount	68,209	-	68,209
Fair value of common stock and common stock warrants issued for services rendered	-	-	82,669
(Increase) in accounts receivable	(3,658)	(2,582)	(6,240)
(Increase) in other assets	(434)	-	(434)
(Increase) in prepaid expenses	(44,448)	(11,583)	(57,625)
(Increase) in deposits	(10,250)	-	(10,250)
Increase in accounts payable and accrued expenses	87,563	73,394	171,734
Increase in liabilities directly associated with assets held for sale	32,210	-	32,210
Cash used in operating activities	(2,674,629)	(590,650)	(3,405,744)
INVESTING
Purchase of property and equipment	(162,873)	(28,950)	(191,823)
Patent costs	(94,501)	(94,370)	(235,964)
Cash used in investing activities	(257,374)	(123,320)	(427,787)
FINANCING
Loan proceeds	1,000,000	110,000	1,110,000
Loan payments	-	(110,000)	(110,000)
Net cash from JMG	1,509,736	-	1,509,736
Exercise of warrants and options	74,497	-	74,497
Net proceeds from issuance of preferred stock	602,000	999,999	2,151,999
Cash provided by financing activities	3,186,233	999,999	4,736,232
Net increase in cash and cash equivalents	254,230	286,029	902,701
Cash and cash equivalents, beginning of period	648,471	362,442	-
Cash and cash equivalents, end of period	$ 902,701	$ 648,471	$ 902,701

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 14,932	$ 1,900
Income taxes	$ 2,000	$ 554

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Extension of warrant expiration date – deemed dividend	$ 3,384,730	$ -

The accompanying notes are an integral part of these consolidated financial statements.

MediaShift, Inc.

(Formerly JMG Exploration, Inc.)

 (A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

for the years ended December 31, 2012 and 2011, and

for the period from February 23, 2010 (Date of Inception) through December 31, 2012

	Preferred Stock		Class M Preferred		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$
Balance at February 23, 2010 (Date of Inception)	-	$ -	-	$ -	-	$ -	$ -	$ -	$ -
Issuance of common shares to directors (founder’s shares)	-	-	-	-	5,000,000	10,000	(10,000)	-	-
Warrants issued for services rendered	-	-	-	-		-	14,761	-	14,761
Stock issued for services rendered	-	-	-	-	215,583	431	67,477	-	67,908
Stock based compensation	-	-	-	-		-	6,811	-	6,811
Series A preferred stock	3,492,061	3,492	-	-		-	546,508	-	550,000
Net loss for the period from February 23, 2010 (Date of Inception) through December 31, 2010	-	-	-	-		-	-	(239,128)	(239,128)
Balance at December 31, 2010	3,492,061	3,492	-	-	5,215,583	10,431	625,557	(239,128)	400,352
Series B preferred stock	2,191,838	2,192	-	-		-	997,807	-	999,999
Stock based compensation	-	-	-	-		-	19,378	-	19,378
Net loss for the year ended December 31, 2011	-	-		-		-	-	(671,533)	(671,533)
Balance at December 31, 2011	5,683,899	5,684	-	-	5,215,583	10,431	1,642,742	(910,661)	748,196
Series C preferred stock	528,070	528	-	-		-	601,472	-	602,000
Exercised warrants, Series A preferred stock	168,651	169	-	-		-	26,394	-	26,563
Exercised options	-	-	-	-	135,302	271	47,663	-	47,934
Stock based compensation	-	-	-	-		-	2,865,603	-	2,865,603
Net equity acquired in JMG Merger	-	-	-	-	2,729,205	5,458	1,048,576	-	1,054,034
Conversion of stock to Class M Preferred	(6,380,620)	(6,381)	169,974	1,700	(5,308,385)	(10,617)	15,298	-	-
Dividends	-	-	-	-		-	(20,894)	-	(20,894)
Beneficial conversion feature on convertible note	-	-	-	-		-	818,503	-	818,503
Extension of warrant expiration dates	-	-	-	-		-	3,384,730	(3,384,730)	-
Net loss for the year ended December 31, 2012	-	-	-	-		-	-	(5,697,893)	(5,697,893)
Balance at December 31, 2012	-	$ -	169,974	$ 1,700	2,771,705	$ 5,543	$ 10,430,087	$ (9,993,284)	$ 444,046

The accompanying notes are an integral part of these consolidated financial statements

MediaShift, Inc.

(Formerly JMG Exploration, Inc.)

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.  Principal Business Activities:

Organization and Business

MediaShift, Inc. (the "Company") is a development stage company originally incorporated under the laws of the state of Nevada in July 2004 as JMG Exploration, Inc. (“JMG”).  At a Special Meeting of Shareholders (the "Meeting") of JMG Exploration, Inc held on March 4, 2013, JMG shareholders approved the following:

•

An increase in the authorized number of shares of common stock from 25,000,000 to 100,000,000 (the “Authorized Share Increase”);

•

A change in the name from JMG Exploration, Inc. to MediaShift, Inc. (the “Name Change”); and

•

A reverse stock split of common stock of one share for every two (1-for-2) shares outstanding.

All share and per share information, including earnings per share, in this Form 10-K have been retroactively adjusted to reflect this reverse stock split and certain items in prior period financial statements have been revised to conform to the current presentation.

MediaShift’s wholly owned subsidiary, Ad-Vantage Networks, Inc. (“Ad-Vantage”), is a development stage company engaged in digital advertising technology services. Ad-Vantage was formed as a Delaware Limited Liability Corporation (LLC) on February 23, 2010 and on July 7, 2010 was converted to a Delaware Corporation.

On July 6, 2010, Ad-Vantage completed a reorganization in which the predecessor to the Company, Ad-Vantage Networks, LLC, was converted into Ad-Vantage (the “Conversion”). As part of the Conversion, Ad-Vantage issued 10,000,000 shares of common stock.

Liquidity

The Company faces certain risks and uncertainties which are present in many emerging technology companies regarding product development, future profitability, ability to obtain future capital, protection of patents and property rights, competition, rapid technological change, government regulations, recruiting and retaining key personnel, and third party vendors and manufacturers.

As of December 31, 2012, the Company had an accumulated deficit of $9,993,284 and had insufficient working capital to fund development and commercial rollout of our technology. In November 2012 the Company received proceeds of $1,000,000 pursuant to the issuance of promissory notes.  During the first quarter of 2013, the Company received approximately $7,000,000 pursuant to a private placement of 8% convertible promissory notes (see “Subsequent Events”). A total of $2,250,000 of the proceeds was used to finance the Travora acquisition (see “Subsequent Events”). The balance of the proceeds will be used to finance our remaining financial commitments pursuant to the Travora acquisition and for working capital purposes.

Merger with Ad-Vantage

On August 31, 2012, Ad-Vantage consummated a reverse triangular merger (the “Merger”) with a wholly owned subsidiary of JMG pursuant to which Ad-Vantage became the surviving entity of the Merger and Ad-Vantage became a wholly owned subsidiary of JMG. The transaction has been accounted for as a reverse acquisition and the accompanying financial statements are those of Ad-Vantage. As required by accounting guidance, authorized shares, issued and outstanding shares and per share amounts have been retroactively restated throughout these consolidated financial statements and the accompanying notes to reflect JMG’s capital structure.

JMG had minimal ongoing business operations prior to the Merger consisting of payments from oil and gas properties. Assets consisting primarily of cash and oil and gas properties totaling $1,522,737 were acquired and certain current liabilities of $401,864 were assumed from JMG. Because The Merger is being treated as a capital transaction, whereby Ad-Vantage Networks, Inc. acquired the net monetary assets of JMG, accompanied by a recapitalization of Ad-Vantage Networks, Inc. As such, no fair value adjustments were necessary for any of the assets acquired or liabilities assumed.

The net equity acquired from JMG as the result of the Merger was $1,054,034 and was recorded as an addition to additional paid in capital. Pursuant to and in connection with the Amended and Restated Merger Agreement and the Merger:

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

•

Upon the consummation of the Authorized Share Increase and the Reverse Stock Split, the shares of Class M Preferred issued in exchange for the shares of Ad-Vantage Capital Stock shall automatically convert (the “Automatic Conversion”) into shares of JMG’s common stock, at the ratio of 100 shares of common stock for each share of Class M Preferred (the “Conversion Ratio”). The Automatic Conversion occurred on March 4, 2013.

•

After giving effect to the Reverse Stock Split and the Automatic Conversion, JMG will have approximately 19,769,093 shares of common stock outstanding, of which 16,997,388 shares will have been issued (giving effect to the Automatic Conversion) to complete the Merger.

•

All issued and outstanding options to acquire shares of Ad-Vantage common stock (collectively, “Ad-Vantage Options”) were converted into options to acquire shares of Class M Preferred (collectively, “Parent Class M Preferred Stock Options”) at the Exchange Ratio, with such Class M Preferred Stock Options having the same terms and being subject to the same conditions as the Ad-Vantage Options, provided, however, that upon the consummation of the Authorized Share Increase and the Reverse Stock Split all of the Class M Preferred Stock Options shall, without the requirement of any further action, convert into options for shares of JMG common stock, with such conversion occurring at the Conversion Ratio. No Ad-Vantage Option had accelerated vesting in connection with the Merger.

•

JMG extended the term of its four classes of warrants with exercise prices, respectively, of $8.50, $10.00, $12.00, and $14.00 to an expiration date 18 months after the consummation of the Merger.

•

Each of those persons serving prior to the Merger as a director of JMG resigned from the Board, with such resignations becoming effective as of September 16, 2012 (upon expiration of the applicable waiting period in compliance with the provisions of Rule 14f-1 (“Rule 14f-1”) of the Exchange Act of 1934, as amended (the “Exchange Act”)).

•

Each of David S. Grant and Sanjeev Kuwadekar became directors of the Company, effective upon the consummation of the Merger, and each of Donald Wells, Ed Cerkovnik and Robert Burg became directors of the Company as of September 16, 2102 upon expiration of the applicable waiting period in compliance with the provisions of Rule 14f-1.

•

Those persons serving as officers of JMG prior to the Merger resigned upon the consummation of the Merger and those persons serving as officers of Ad-Vantage became officers of JMG.

•

The Merger resulted in the pre-Merger stockholders of JMG owning approximately 13.8% of Ad-Vantage and the Ad-Vantage Stockholders, as a group, owning the balance.

•

Certain members of the Ad-Vantage executive team agreed to lock-up, for a period of twelve months following the closing of the Merger, the shares of JMG’s Class M Preferred  to be received by them in connection with the Merger, and the shares of JMG’s common stock which those shares of Class M Preferred will convert into at the Automatic Conversion.

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

Presentation

The accompanying consolidated financial statements include the accounts of MediaShift, Inc. and our subsidiary Ad-Vantage Networks, Inc. Intercompany balances have been eliminated in consolidation. On March 4, 2013, the Company announced the effectiveness of a one-for-two reverse stock split. All share and per share information, including earnings per share, in this Form 10-K have been retroactively adjusted to reflect this reverse stock split and certain items in prior period financial statements have been revised to conform to the current presentation. Our net loss is equivalent to our comprehensive loss so we have not presented a separate statement of comprehensive loss.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity at the date of purchase of three months or less to be cash equivalents.

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

Advertising

Advertising costs are charged to expense as incurred and were as follows:

	Year ended December 31,		From February 23, 2010 (Inception) through December 31,
	2012	2011	2012
Advertising costs	$ 64,205	-	$ 64,205

Research and Development

Research and development costs are expensed as incurred and were as follows:

	Year ended December 31,		From February 23, 2010 (Inception) through December 31,
	2012	2011	2012
Research and development costs	$ 202,703	$ 134,296	$ 415,001

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

The Company recognizes stock-based compensation expense as a component of salary and other compensation expenses in the statements of operations as follows:

	Year ended December 31,		From February 23, 2010 (Inception) through December 31,
	2012	2011	2012
Salary and other compensation expense	$4,205,730	$ 136,225	$ 4,418,527

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

Net Loss per Common Share

Loss per share ("EPS") is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share for the years ended December 31, 2012 and 2011 because their effect would be antidilutive. The following shares were accordingly excluded from the net income/loss per share calculation.

	Years ended December 31,
	2012	2011
Stock warrants	2,131,276	84,326
Stock options	402,500	298,342
Stock options – Class M	18,650	-
Total shares excluded	2,452,426	382,668

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

Management evaluates events occurring to the date of the financial statements in determining the accounting for and disclosure of transactions and events that affect the financial statements. Subsequent events have been evaluated through March 11, 2013, which is the date financial statements were available to be issued.

3.  Property and Equipment

Property and equipment, at cost, consists of the following:

	December 31,
	2012	2011
Furniture and fixtures	$ 16,609	$ -
Computer and office equipment	168,818	28,950
Leasehold improvements	6,396	-
Accumulated depreciation	(28,004)	(2,276)
Property and equipment, net of depreciation	$ 163,819	$ 26,674

4.  Patents

The Company has filed for domestic and international patent protection on its technology. In the United States, one patent has been issued and four are pending. Internationally, no patents have been issued. Patents, at cost, consist of the following:

December 31,
	2012	2011
Patents	$ 215,070	$ 141,463
Accumulated amortization	-	-
Patents, net of amortization	$ 215,070	$ 141,463

5. Commitments and Contingencies

Operating Leases – In January 2012, the Company entered into an operating lease agreement that commenced February 2012 for its primary offices in Glendale, California which expires on February 19, 2014.

Future minimum lease commitments are as follows:

Years ending December 31,	Amount
2013	115,767
2014	15,391
$ 131,158

6.   Note Payable and Convertible Note and Warrants

In March 2011, the Company entered into a lending facility that provides for advances of up to $500,000 with interest at 12% per annum payable monthly. The facility was provided by an investor in our preferred stock (Note 9).  As of December 31, 2011 and 2012, there was no balance outstanding on the facility.

On November 5, 2012, the Company issued an aggregate of $500,000 in two year 10% convertible notes to two investors, and on November 7, 2012 the Company issued an aggregate of $500,000 in two year 10% convertible notes to three additional investors. The notes may be prepaid by the Company with fifteen days’ notice, and may be converted into the Company’s common stock at the lesser of 80% of the Company’s fair market value at the time of conversion or $8.00 per share. The notes were issued with two year warrants to purchase an aggregate of 100,000 common shares at $6.50 per share. The warrants are exercisable immediately after issuance and expire in 2 years. The fair value of the warrants of $284,251 was calculated using the Black-Scholes option pricing model at the date of issuance using the following assumptions: dividend yield of 0%, expected volatility of 102% and 104%, risk free interest rate of 0.28% and 0.27% and a contractual life of two years. The Company recorded the fair value of the warrants of $284,251 to loan warrant discount as a contra liability offsetting the respective term loan amounts on the Balance Sheet.

The fair value of the conversion feature on December 31, 2012 calculated using the Black Scholes model totaled $534,251 and is reflected as a discount to the convertible note. The discount attributable to the issuance date aggregate fair value of the conversion options and warrants, totaling $818,502, was amortized using the straight line interest method over the term of the Note. The intrinsic value of the conversion option in the Note totaling $534,251 was calculated in accordance with ASC 470 and recorded, on the issuance date, as additional paid in capital and a corresponding reduction of the carrying value of the Note.

7.   Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 25,000,000 shares of Common Stock (increased to 100,000,000 effective March 4, 2013.)  As of December 31, 2012, there are 2,771,705 shares of Common Stock issued and outstanding. The holders of our Common Stock are entitled to one vote per share. The holders of our Class M Preferred Stock are entitled to 200 votes for each Class M Preferred share they own on all matters to be voted on by the stockholders. All shares of Common Stock and Series M Preferred Stock are entitled to participate in any distributions or dividends that may be declared by the Board of Directors, subject to any preferential dividend rights of outstanding shares of our Preferred Stock. Subject to prior rights of creditors, all shares of Common Stock are entitled, in the event of our liquidation, dissolution or winding up, to participate ratably in the distribution of all our remaining assets. Our Common Stock has no preemptive or conversion rights or other subscription rights.

Preferred Stock

There are 10,000,000 shares of Preferred Stock authorized for issuance. As of December 31, 2012, there are 169,973.88 shares of Series M Preferred Stock issued and outstanding.

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

Holders of the Class M Preferred are entitled, on a post-Automatic Conversion basis, to the same rights and privileges, including voting rights, as holders of our common stock. The holders of our Class M Preferred Stock are entitled to 100 votes per share and one vote per common share on a post-Automatic Conversion and post-Reverse Stock Split basis on all matters to be voted on by the stockholders.  Pursuant to the Merger Agreement, the Company increased the number of shares of common stock that the Company is authorized to issue from 25,000,000 shares to 100,000,000 shares (the “Authorized Share Increase”). The Authorized Share Increase was effected by the Company filing an amendment to its Articles of Incorporation pursuant to a special meeting of shareholders on March 4, 2013.  Upon the effectiveness of the Authorized Share Increase on March 4, 2013, all of the issued and outstanding shares of Class M Preferred automatically convert into shares of the Company’s common stock at the Exchange Ratio of 100:1 upon regulatory approvals and filings.

Warrants and Options

As of December 31, 2012, we have the following warrants and options outstanding:

Common Stock Warrants

Warrant summary	Number of warrants outstanding	Exercise price	Maximum proceeds	Expiration Date
Warrants issued in the preferred stock private placement	184,625	$ 12.00	2,215,494	02/28/2014
Warrants issued upon conversion of preferred stock	869,750	$ 8.50	7,392,875	02/28/2014
Warrants issued our initial public offering	881,901	$ 10.00	8,819,010	02/28/2014
Warrants issued to our underwriters	95,000	$ 14.00	1,330,000	02/28/2014
Warrants issued with convertible notes	100,000	$ 6.50	650,000	11/05/2014
Total	2,131,276	various	20,407,379	various

On November 21, 2012, the Board of Directors authorized extending the expiration date of the warrants outstanding prior to the Merger to February 28, 2014. Except as so extended all other provisions of each class of warrants have not been altered or otherwise amended. A deemed dividend of $3,384,730 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model.

Options

We assumed the option plan of Ad-Vantage, under which options for the purchase of 3,729,916 shares of Ad-Vantage common stock were outstanding at the closing of the Merger (the “Outstanding Ad-Vantage Options”).  The Outstanding Ad-Vantage Options were converted into options to purchase 37,299.16 shares of Class M Preferred (which represents 3,729,916 shares of the Company’s Common Stock after giving effect to the Automatic Conversion). The Outstanding Ad-Vantage Options expire in 2021 and 2022.  At the closing of the Merger, there were 42,500 options outstanding to purchase the Company’s Common Stock, of which 42,500 were exercised in October, 2012. A total of 390,000 incentive stock options to purchase the Company’s common stock were granted in October, 2012. As of December 31, 2012, there were 390,000 options outstanding to purchase the Company’s Common Stock.

The Ad-Vantage Board of Directors adopted the Ad-Vantage Plan in September 2010. The Ad-Vantage Plan provided long-term incentives to employees, members of the Board, and advisers and consultants of the Company who were able to contribute towards the creation of or have created stockholder value by providing them stock options and other stock and cash incentives. Provisions such as vesting, repurchase and exercise conditions and limitations were determined by the Ad-Vantage Board of Directors on the grant date. The total number of shares that could be issued pursuant to the Ad-Vantage Plan could not exceed 1,250,000 shares, subject to adjustment in the event of certain recapitalizations, reorganizations, and similar transactions.

As of December 31, 2012, 1,115,521 options had been granted under the Ad-Vantage Plan, and 929,917 remained outstanding at the time of the Merger, at which time they were exchanged for 92,991.70 Class M Preferred Options. No options will be granted under the Ad-Vantage Plan following the Merger.

A total of 390,000 common stock options were granted under the Company’s premerger option plan (JMG Exploration, Inc. Equity Compensation Plan- the “JMG Plan”) during the year ended December 31, 2012, which are exercisable at $7.96 per share with 25% vesting on October 1st, 2013, and 1/36 of the remainder vesting on the first of each month thereafter. A total of 42,500 common stock options were outstanding at JMG prior to the merger with Ad-Vantage, of which no options remain unexercised as of December 31, 2012. Options granted by the Company following the Merger will be granted under the JMG Plan.

In June 2012, 117,500 JMG Common Stock Options were exercised providing proceeds of $51,700. In July 2012, 25,000 JMG Common Stock Options were exercised providing proceeds of $7,700. In October 2012, 42,500 JMG Common Stock Options were exercised providing proceeds of $18,700. In October, 2012, common stock options were issued under the JMG Plan to an employee to purchase 390,000 shares of the Company’s Common Stock at $7.96 per share.

The following summaries information concerning outstanding and exercisable stock options:

	Number of Options	Weighted average exercise price per share	Weighted- Average Remaining Contractual Life
Exercisable as at December 31, 2010	227,500	$0.44	-
Cancelled	(50,000)	$0.44	-
Exercisable as at December 31, 2011	177,500	$0.44	-
Exercised	(177,500)	$0.44	-
Granted	390,000	$7.96	6.79 years
Outstanding at December 31, 2012	390,000	$7.96	6.79 years

Class M Preferred Stock options

Upon the merger, all issued and outstanding options, warrants and other rights to acquire shares of Ad-Vantage common stock (collectively, “Ad-Vantage Options”) were converted into options, warrants or other rights to acquire shares of Class M Preferred (collectively, “Parent Class M Preferred Stock Options”) at the Exchange Ratio, with such Class M Preferred Stock Options having the same terms and being subject to the same conditions as the Ad-Vantage Options, provided, however, that upon the consummation of the Authorized Share Increase and the Reverse Stock Split all of the Class M Preferred Stock Options shall, without the requirement of any further action, convert into options for shares of MediaShift common stock, with such conversion occurring at the Conversion Ratio.  No Ad-Vantage Option has accelerated vesting in connection with the Merger.

During the year ended December 31, 2012, Ad-Vantage granted 518,837 (5,188.37 of Class M Preferred) stock options under the Ad-Vantage Plan to certain employees, directors, and advisers, respectively. A total of 150,000 (1,500 of Class M Preferred) options vest monthly over a 24 month period and 368,837 (3,688.37 Class M Preferred) options vest one quarter (1/4) after one year and the balance over a 36 month period. Ad-Vantage also issued 2,799,999 non-qualified stock options outside the Ad-Vantage Plan to be allocated among senior management, fully vesting at the closing of the Merger with JMG and exercisable at $1.14 per share. These stock options were converted into options to purchase 27,999.99 shares of Class M Preferred (which represents 2,799,999 shares of the Company’s Common Stock after giving effect to the Automatic Conversion).

A summary of Ad-Vantage common stock option activity from February 23, 2010 (Date of Inception) through December 31, 2012 is as follows:

	Number of Options	Weighted Average exercise price per share	Weighted- Average Remaining Contractual Life
Outstanding at Inception (February 23, 2010)	-	-
Granted, Ad-Vantage Common Stock	302,000	$0.1575	5.65 years
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2010, Ad-Vantage Common Stock	302,000	$0.1575	5.65 years
Granted, Ad-Vantage Common Stock	75,500	$0.1575	6.28 years
Granted, Ad-Vantage Common Stock	219,184	$0.4562	6.96 years
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2011, Ad-Vantage Common Stock	596,684	$0.2672	6.21 years
Granted, Ad-Vantage Common Stock	518,837	$1.1400	6.78 years
Exercised	(185,604)	$0.1575
Granted, Ad-Vantage Common Stock upon Merger	2,799,999	$1.1400	6.87 years
Exchange Conversion from Ad-Vantage Common Stock to Class M Preferred	(3,692,617)	$-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2012, Class M Preferred	37,299	$1.0493	6.47 years

The exercise price and vesting period of each stock option is specified by the Board of Directors at the time of grant. The stock options expire seven years after the grant date, except for the stock options vesting upon the Merger, which expire six years after the vesting date.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected life assumption is based on the expected life assumptions of similar entities. Expected volatility is based on actual share price volatility of similar companies of the preceding twelve months. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with an expected term ranging from 2.5 to 5 years used as the input to the Black-Scholes model. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates. During the years ended December 31, 2012 and 2011, the Company experienced no forfeitures.

The weighted average grant date fair value of options granted during 2012 and 2011 amounted to $0.654 and $0.338 per option, respectively, using the Black Scholes pricing model using the following assumptions:

For the year ending:	December 31,
	2012	2011
Weighted average risk-free interest rate	0.90%	1.72%
Expected life in years	7.00	7.00
Expected volatility	78%	82%
Expected dividends	0	0

As of December 31, 2012 there was $2,845,823 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 7.90 years.

The following table summarizes information about stock options outstanding at December 31, 2012:

Options outstanding				Options exercisable
Exercise prices	# of shares outstanding	Weighted Average Remaining Contractual Life	Exercise price	# of shares outstanding	Weighted Average Remaining Contractual Life	Exercise price
Common Stock Options:
$7.96	390,000	6.79 years	$7.96	-	6.79 years	$7.96
	390,000			-

Class M Preferred Stock Options:
$15.75	1,510	4.75 years	$15.75	1,510	4.75 years	$15.75
$15.75	409	5.28 years	$15.75	341	5.28 years	$15.75
$45.62	2,192	5.96 years	$45.62	2,192	5.96 years	$45.62
$114.00	438	6.39 years	$114.00	-	-	-
$114.00	100	6.39 years	$114.00	-	-	-
$114.00	100	6.39 years	$114.00	-	-	-
$114.00	1,000	6.39 years	$114.00	-	-	-
$114.00	250	6.39 years	$114.00	-	-	-
$114.00	500	6.60 years	$114.00	-	-	-
$114.00	1,300	6.60 years	$114.00	-	-	-
$114.00	500	6.60 years	$114.00	146	6.60 years	$114.00
$114.00	500	6.60 years	$114.00	125	6.60 years	$114.00
$114.00	500	6.64 years	$114.00	83	6.64 years	$114.00
$114.00	28,000	6.62 years	$114.00	28,000	6.62 years	$114.00
	37,299			32,397

Intrinsic Value of options outstanding and options exercisable For the year ended December 31, 2012
Intrinsic Value of Options Outstanding	Intrinsic Value of Options Exercisable	Intrinsic Value of Options Exercised
$ 338,416	$ 331,719	n/a

Dividend

In July 2012, the Company licensed certain specific noncore intellectual property and technology to an affiliated entity in exchange for all of the membership interest in the affiliated entity. The membership interests in the affiliated entity were then distributed as a dividend to the shareholders of record of the Company as of July 2, 2012. The value of the intellectual property was approximately $20,000.

Deemed Dividend

On November 21, 2012, the Board of Directors authorized extending the expiration date of the outstanding warrants to February 28, 2014. Except as so extended all other provisions of each class of warrants have not been altered or otherwise amended. A deemed dividend of $3,384,730 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model.

8.   Income Taxes

Ad-Vantage files income tax returns in the U.S. federal jurisdiction and the state of California. There are currently no income tax examinations underway for these jurisdictions since December 31, 2010 is the initial tax filing period.

Ad-Vantage provides deferred income taxes for differences between the tax reporting bases and the financial reporting bases of assets and liabilities. Ad-Vantage had no unrecognized income tax benefits. Should Ad-Vantage incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

Provision for (benefit from) income taxes from continuing operations consists of the following:

	2012	2011
Current:
Federal	$ -	$ -
State	2,400	800
	2,400	800
Deferred:
Federal	(1,870,543)	2,442
State	(320,837)	-
Valuation allowance	2,191,380	(2,442)
	-	-
Total	$ 2,400	$ 800

The benefit from income taxes differs from the amount computed by applying the federal statutory income tax rate to losses from continuing operations before income taxes. The sources and tax effects of the differences are as follows:

	2012	2011
Statutory Rate	34.0%	34.0%
State Income Taxes, Net of Federal Benefit	5.8%	-0.4%
Permanent items	-15.7%	0.0%
Change in valuation allowance	-24.1%	1.2%
Prior year true up	-0.1%	-35.2%
Other	0.1%	0.0%
Tax Rate	-0.0%	-0.4%

Deferred income taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax liability at December 31 are as follows:

	2012	2011
Deferred tax assets:
Bad debt allowance	$ 14,076	$ 28,152
Compensation accruals	27,577	-
Accrued expenses	24,546	-
Other - Current	-
Subtotal Current	$ 66,199	$ 28,152
Stock based compensation	$ 1,096,204	$ -
Depreciation	3,248	-
NOL carryforwards	1,385,620	-
NOL carryforwards – JMG	7,404,603	7,110,663
Property basis difference	416,917	415,935
Other - Noncurrent	31,277
Subtotal Noncurrent	$ 10,337,869	$ 7,526,598
Net deferred tax asset/(liabilities)	$ 10,404,068	$ 7,554,750
Valuation allowance	(10,404,068)	(7,554,750)
	$ -	$ -

As of December 31, 2012, Ad-Vantage has net operating losses for federal and state income tax purposes of approximately 3,639,000 which are available for application against future taxable income and which will start expiring in 2031. The benefit associated with the net operating loss carry forward will more likely than not go unrealized unless a future operation is successful. Since the success of future operations is indeterminable, the potential benefits resulting from these net operating losses have not been recorded in the financial statements.

9.   Related Party Transactions

The Company utilizes the programming services of a company managed by its Chief Technology Officer. Payments to this company were $198,492 and $100,046 for the years ended December 31, 2012 and 2011, respectively.

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

Effective November 21, 2012, the Board of Directors authorized management to pursue the spin-off of the Oil and Gas operations (“O&G Operations”) following management’s determination that the O&G Operations were not material to the operations, assets or future commercial activity of MediaShift. The following steps are expected to occur in connection with the proposed spin-off:

1.

The O&G Operations, including all related assets and liabilities, will be contributed to a new corporation, to be domiciled in Nevada ("JMG Oil") in exchange for 500,000 shares of JMG Oil. Thereafter JMG Oil intends also to issue 4,500,000 of its shares to unrelated accredited investors for $50,000 and certain indemnities relating to the O&G Operations.

2.

The Company proposes to spin off its 500,000 shares of JMG Oil (the "Dividend") to Pre-Merger JMG Stockholders. Based on the Corporation having 5,458,405 shares of its common stock outstanding immediately prior to the Merger, the Corporation anticipates that on distribution the Pre-Merger JMG Stockholders will receive 0.0916019 of a share of JMG Oil for each share of the Corporation's common stock owned by them prior to the Merger.

3.

JMG Oil will bear the costs and expenses of these transactions.

The completion of the spin-off transaction outlined above is deemed to be in the best interests of the Company, may require regulatory approvals and is subject to execution of definitive agreements. No assurance can be given that the spin-off of the Oil and Gas operations will occur or, if it does occur, that the shares of JMG Oil will have any liquidity or value to JMG shareholders.

11.  Subsequent Events

Acquisition of Ad Network Assets of Travora Media

On February 6, 2013, Travora Networks, Inc. (“TNI”), a wholly owned subsidiary of MediaShift, Inc. executed an asset purchase agreement with Travora Media, Inc. (“Travora” or “Seller”) to acquire Travora’s digital advertising network business. Headquartered in New York City, Travora provides an established publishing network, advertiser and agency relationships, and an experienced ad sales and ad operations team. Travora represents over 300 established travel brands across desktop, tablet, and mobile platforms, including Fodor’s, Viator, and Vayama. Travora achieved revenues of approximately $13.0 million in 2011. TNI will retain approximately 20 of Travora’s former employees and will continue to operate out of New York City.

The fair value of the consideration to Seller is as follows:

Cash consideration to Seller		$ 500,000
Payment of Eastward Capital Partners debt		1,750,000
Assumption of Eastward Capital Partners debt		2,250,000
Balance of consideration to be paid in MediaShift common stock (“Closing Shares”)	700,000
Less allowance for audit expenses	(70,000)
Less amount of Aged Accounts Payable	(138,000)
Less estimated reduction for Target Working Capital deficiency	(600,000)	(108,000)
Preliminary consideration		$ 4,392,000

Potential adjustments to purchase price:
Potential earn-out consideration for publisher retention		1,000,000
Potential earn-out consideration for revenue targets		2,000,000
Total potential additional consideration		$3,000,000

As part of the purchase price paid in the transaction, TNI assumed Seller’s $4,000,000 obligations to Eastward Capital Partners, pursuant to the terms of that certain Master Lease Agreement No. 527 dated as of January 13, 2012, by and between Travora Media, Inc. and Eastward Capital Partners V, L.P. as modified by Letter Agreement.

Within ninety (90) days following the closing date, TNI shall prepare and deliver to the Seller a closing statement and its calculation of the working capital deficit or working capital surplus, if any, at the date of purchase.  The closing statement shall be prepared in accordance with GAAP, certified by an officer of TNI and prepared applying the same methodology as was applied by TNI and the Seller in calculating the Target Working Capital.

Within five (5) Business Days following the determination of the closing statement, if there is a working capital surplus, TNI shall pay to the Seller an amount equal to such working capital surplus by an increase in the number of Closing Shares equal to the dollar value of such excess, and if there is a working capital deficit, the Seller shall pay to TNI an amount equal to such working capital deficit by a reduction and forfeiture of the number of Closing Shares equal to the dollar value of such working capital deficit, or if the value of the Closing Shares is less than such working capital deficit, TNI shall reduce the amount of earnout payments owed or payable to Seller by an amount equal to the amount by which such working capital deficit exceeds the value of the Closing Shares. A preliminary analysis of working capital as of the closing date indicates that the working capital deficit (as defined in the Asset Purchase Agreement) may be approximately $600,000.  Consequently, it is not currently anticipated that any Closing Shares will be issued to the Seller in this transaction.

The acquisition will be accounted for using the acquisition method of accounting.  Accordingly, the assets acquired and liabilities assumed will be measured at their estimated fair value at the acquisition date.  Travora’s results of operations will be included in the Company’s consolidated financial statements from February 6, 2013.

The significant identifiable tangible assets acquired include primarily accounts receivable and property, plant and equipment.  Intangible assets include contracts, business relationships, trademarks and domain names. The Company will determine the fair value of the tangible and intangible assets acquired for the acquisition, but does not have the information necessary for such an allocation at this time.

Earnout Consideration

Publisher Retention Earnout Payments

The Seller shall be entitled to receive, in two installments, Publisher Retention Earnout Payments equaling, in the aggregate, up to $1,000,000.   In the event that the number of Publishers retained by the Company for the initial 180 day period following the Closing Date is equal to or exceeds eighty-five percent (85%) of the Baseline Number of Publishers, the Company shall pay to the Seller an amount equal to the product of $500,000 multiplied by a fraction, the numerator of which is the actual number of Publishers retained by the Company and the denominator of which is the Baseline Number of Publishers.

In the event that the number of Publishers retained by the Company for the second 180 day period following the Closing Date is equal to or exceeds the Baseline Number of Publishers, the Company shall pay to the Seller an amount equal to the product of $500,000 multiplied by a fraction, the numerator of which is the actual number of Publishers retained and the denominator of which is Baseline Number of Publishers.

Notwithstanding the foregoing, if any three (3) of the Seller’s Major Publishers, in the aggregate, cease doing business with TNI during the initial publisher retention earnout period, then no initial publisher retention earnout payment or second publisher retention earnout payment shall be paid to the Seller and if during the second publisher retention earnout period, then no second publisher retention earnout payment shall be paid to the Seller.

Revenue Goal Earnout Payments

The Seller shall be entitled to receive, in two installments, Revenue Goal Earnout Payments equaling, in the aggregate, up to $2,000,000.  In the event that Ad Network Revenue for the period beginning on January 1, 2013 and ending on June 30, 2013 is equal to or exceeds $5,159,700, the Company shall pay to the Seller an amount equal to the lesser of the product of $1,000,000 multiplied by a fraction, the numerator of which is the actual Ad Network Revenue achieved during the Initial Revenue Goal Earnout Period and the denominator of which is $5,733,000 and $1,000,000.

In the event that Ad Network Revenue for the period beginning on July 1, 2013 and ending on December 31, 2013 is equal to or exceeds $6,407,100, the Company shall pay to the Seller an amount equal to the lesser of the product of $1,000,000 multiplied by a fraction, the numerator of which is the actual Ad Network Revenue achieved during the Second Revenue Goal Earnout Period and the denominator of which is $7,119,000 and $1,000,000.

Private placement of 8% convertible promissory notes

During the first quarter of 2013, we have received approximately $7,000,000 pursuant to a private placement of 8% convertible promissory notes (the “Notes”). A total of $2,250,000 of the proceeds was used to finance the Travora acquisition. We will use the balance of the proceeds to finance our remaining financial commitments pursuant to the Travora acquisition and for working capital purposes. The terms of the Notes are as follows:

•

Bearing interest at 8% per annum,

•

Principal and interest due and payable on or before February 15, 2015,

•

Prepayable by the Company upon 30 days’ notice,

•

The Notes are convertible into MediaShift common stock at the rate of $3.00 per share subject to antidilution provisions which provide that if the Company issues securities at a price below the conversion price of the Notes, the conversion price will be reduced to the lower amount,

•

The Notes may be converted at any time prior to maturity date at the option of the holder or the Company, and

•

Note holders received warrants to purchase MediaShift common stock in an amount equal to the number of shares the Notes are convertible into. Half of the warrants are exercisable at $4.00 per share and half are exercisable at $6.00 per share.

The maximum number of common shares that may be issued through, as applicable, the conversion of the Notes and the exercise of the warrants which were sold in this private placement, is 4,666,666 shares.  The Notes were offered and sold by officers and directors of the Company who received no remuneration for the sale of the securities. Sales of the Notes were made pursuant to Section 4(a)(5) and Section 4(a)(2) of the Securities Act, and Rule 506 promulgated thereunder, solely to “accredited investors” as defined in Rule 501(a) of Regulation D.  The securities sold in this transaction were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.