Form 10-Q
period 2013-03-31
MediaShift, Inc.
filed 2013-05-15
CIK 1299967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-32438

MediaShift, Inc

(Exact Name of Registrant as Specified in its Charter)

Nevada	20-1373949
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

20062 SW Birch St. #220,
Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 407-8488

________________

Former name, former address and former fiscal year, if changed from last report.

600 Brand Blvd., Suite 230

Glendale, CA 91203

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

     The number of shares outstanding of Registrant’s common stock, par value $0.001, as of March 31, 2013, was 22,104,816.

MediaShift, Inc.
Index to Form 10-Q Quarterly Report
to the Securities and Exchange Commission

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MediaShift, Inc.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2013	December 31, 2012 *
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$3,696,000	$902,701
Accounts receivable, net	2,825,418	6,240
Prepaid expenses	142,943	57,625
Total current assets	6,664,361	966,566
Property and equipment, net of depreciation	315,499	163,819
Discontinued operations: assets held for sale	10,542	10,542
Patents, net	251,948	215,070
Deposits	117,825	10,250
Intangible Assets	5,687,167	-
Other assets	1,721	434
Total Assets	$13,049,063	$1,366,681
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$4,344,604	$294,632
Liabilities directly associated with assets held for sale	379,422	378,296
Total Current Liabilities	4,724,026	672,928
Long-Term Liabilities:
Note Payable, less discount of $647,980 and $750,292 in 2013 and 2012	2,622,019	249,707
Total Long-Term Liabilities	2,622,019	249,707
Total Liabilities	7,346,045	922,635
Commitments and Contingencies (note 4)
Stockholders’ equity
Series A preferred stock, $0.001 par value	-	-
Series B preferred stock, $0.001 par value	-	-
Class M preferred stock, $0.001 par value, 0 and 169,973.88 issued and outstanding at March 31, 2013 (unaudited) and December 31, 2012; no liquidation preference as of December 31, 2012	-	1,700
Common stock - 100,000,000 and 25,000,000 shares authorized, $0.001 par value, 22,104,816 and 2,771,705 shares issued and outstanding at March 31, 2013 (unaudited) and December 31, 2012, respectively	22,105	5,543
Additional paid-in capital	22,968,313	10,430,087
Accumulated deficit	(17,287,400)	(9,993,284)
Total Stockholders’ Equity	5,703,018	444,046
Total Liabilities and Stockholders’ Equity	$13,049,063	$1,366,681

* Amounts derived from the audited financial statements for the year ended December 31, 2012

The accompanying notes are an integral part of these consolidated financial statements.

MediaShift, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three month periods ended March 31,
	2013	2012
Revenues	$1,513,312	$4,787
Cost of goods sold	(840,169)	(4,718)
Gross profit	673,143	69
Expenses:
General and administrative expenses	2,293,765	384,978
Depreciation and Amortization	55,979	4,155
Research and development expenses	66,572	50,548
Total expenses	2,416,316	439,681
Total operating loss	(1,743,173)	(439,612)
Other Income and Expense
Interest income	21	-
Other income	19,436	-
Interest expense	(164,259)	-
Fair value adjustment on derivative liability	(694,918)	-
Loss on debt extinguishment	(4,710,423)	-
Total other income and expense	(5,550,143)	-
Net loss before taxes	(7,293,316)	(439,612)
Taxes	(800)	(1,200)
Net loss from continuing operations	(7,294,116)	(440,812)
Discontinued Operations:
Gain from discontinued operations	-	-
Net loss	(7,294,116)	(440,812)
Less: deemed dividend on warrant extension	-	-
Net loss applicable to common shareholders	$(7,294,116)	$(440,812)

Basic and diluted weighted average shares outstanding	6,463,852	10,431,165

Per Share Amounts applicable to common shareholders for the period per share, basic and diluted:
(Loss) from continuing operations	$(1.128)	$(0.042)
(Loss) from discontinued operations	$(0.000)	$(0.000)
(Net Loss) per share	$(1.128)	$(0.042)

The accompanying notes are an integral part of these consolidated financial statements.

MediaShift, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three month periods ended March 31,
	2013	2012
OPERATING
Net loss	$(7,294,116)	$(440,812)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	55,979	4,154
Fair value of common stock and common stock warrants issued for services rendered	-	-
Loss on derivative liability	694,918	-
Loss on debt extinguishment	4,710,423	-
Stock based compensation	207,354	11,062
Amortization of Note Discount	55,535	-
Changes in operating assets and liabilities, net of balances from business combinations: increase (decrease):
Accounts receivable	(103,178)	(1,903)
Other assets	(1,287)	-
Prepaid expenses	(80,318)	(3,853)
Security deposits	(107,575)	(9,850)
Accounts payable and accrued expenses	398,370	71,262
Liabilities directly associated with assets held for sale	1,126	-
Cash used in operating activities	(1,462,769)	(369,940)
INVESTING
Purchase of property and equipment, leasehold improvements and furniture	(76,953)	(41,960)
Intangible Assets	(304,451)	-
Net cash paid in acquisition of certain assets of Travora Media Inc.	(500,000)	-
Patent costs	(36,878)	(35,878)
Cash used in investing activities	(918,282)	(77,838)
FINANCING
Loan proceeds	6,944,350	-
Payments on Note Payable	(1,770,000)	-
Cash provided by financing activities	5,174,350	-
Net increase in cash and cash equivalents	2,793,299	(447,778)
Cash and cash equivalents, beginning of period	902,701	648,471
Cash and cash equivalents, end of period	$3,696,000	$200,693
Cash paid during the year for:
Interest	$65,908	$-
Income taxes	3,200	$1,200
Non Cash Transactions
Extinguishment of debt via issuance of common stock	$10,393,967	$-

The accompanying notes are an integral part of these consolidated financial statements.

MediaShift, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ Equity

From December 31, 2010 through March 31, 2013

(unaudited)

	Preferred Stock		Class M Preferred		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$
Balance at December 31, 2010	3,492,061	3,492	-	-	5,215,583	10,431	625,557	(239,128)	400,352
Series B preferred stock	2,191,838	2,192	-	-	-	-	997,807	-	999,999
Stock based compensation	-	-	-	-	-	-	19,378	-	19,378
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	(671,533)	(671,533)
Balance at December 31, 2011	5,683,899	5,684	-	-	5,215,583	10,431	1,642,742	(910,661)	748,196
Series C preferred stock	528,070	528	-	-		-	601,472	-	602,000
Exercised warrants, Series A preferred stock	168,651	169	-	-		-	26,394	-	26,563
Exercised options	-	-	-	-	135,302	271	47,663	-	47,934
Stock based compensation	-	-	-	-		-	2,865,603	-	2,865,603
Net equity acquired in JMG Merger	-	-	-	-	2,729,205	5,458	1,048,576	-	1,054,034
Conversion of stock to Class M Preferred	(6,380,620)	(6,381)	169,974	1,700	(5,308,385)	(10,617)	15,298	-	-
Dividends	-	-	-	-		-	(20,894)	-	(20,894)
Beneficial conversion feature on convertible note	-	-	-	-		-	818,503	-	818,503
Extension of warrant expiration dates	-	-	-	-		-	3,384,730	(3,384,730)	-
Net loss for the year ended December 31, 2012	-	-	-	-		-	-	(5,697,893)	(5,697,893)
Balance at December 31, 2012	-	-	169,974	1,700	2,771,705	5,543	10,430,087	(9,993,284)	444,046
Conversion of Class M Preferred to Common Stock	-	-	(169,974)	(1,700)	16,997,388	16,997	(15,297)	-	-
Par adjustment stock split	-	-	-	-	-	(2,771)	2,771	-	-
Stock based compensation	-	-	-	-	-	-	207,354	-	207,354
Issuance of warrant with debt	-	-	-	-	-	-	1,951,767	-	1,951,767
Issuance of shares to extinguish debt	-	-	-	-	2,335,723	2,336	10,391,631	-	10,393,967
Net loss for the three month period ended March 31, 2013	-	-	-		-	-	-	(7,294,116)	(7,294,116)
Balance at March 31, 2013 (unaudited)	-	-	-	-	22,104,816	22,105	22,968,313	(17,287,400)	5,703,018

The accompanying notes are an integral part of these consolidated financial statements.

MediaShift, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - Principal Business Activities

Interim Financial Statements

The unaudited financial statements of MediaShift, Inc. (“MediaShift”, or the “Company”), have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The balance sheet information as of December 31, 2012 was derived from the audited financial statements included in Form 10-K filed March 13, 2013. These interim financial statements should be read in conjunction with that report.

Organization and Business

MediaShift, Inc. (the "Company") was originally incorporated under the laws of the state of Nevada in July 2004 as JMG Exploration, Inc. (“JMG”).  At a Special Meeting of Shareholders (the "Meeting") of JMG Exploration, Inc held on March 4, 2013, JMG shareholders approved the following:

•

An increase in the authorized number of shares of common stock from 25,000,000 to 100,000,000 (the “Authorized Share Increase”);

•

A change in the name from JMG Exploration, Inc. to MediaShift, Inc. (the “Name Change”); and

•

A reverse stock split of common stock of one share for every two (1-for-2) shares outstanding.

All share and per share information, including earnings per share, in this Form 10-Q have been retroactively adjusted to reflect this reverse stock split and certain items in prior period financial statements have been revised to conform to the current presentation.

All continuing operations are being conducted by MediaShift’s wholly owned subsidiaries, Ad-Vantage Networks, Inc. (“ADVN”) and Travora Networks, Inc. (“TNI”). ADVN provides digital advertising software and service solutions that enable access providers and network operators to generate advertising revenues on their free and fee-based networks. TNI operates a leading digital advertising network, where it engages in the marketing and selling of online advertiser ads to travel service providers through a proprietary network of web publishers.

TNI was formed on January 14, 2013 as a Delaware Corporation. TNI acquired assets from Travora Media., Inc. related to Travora Media’s ad network business in an Asset Purchase Agreement which was effective on February 1, 2013 and which closed February 6, 2013 and therefore the financial information presented as of and for the three month period ended March 31, 2013 represents only two months of TNI operations.

Liquidity

The Company faces certain risks and uncertainties which are present in many emerging technology companies regarding product development, future profitability, ability to obtain future capital, protection of patents and property rights, competition, rapid technological change, government regulations, recruiting and retaining key personnel, and third party vendors and manufacturers.

At March 31, 2013 (unaudited) and December 31, 2012, we had $3,696,000 and $902,701 in cash and cash equivalents, respectively. From our incorporation through March 31, 2013, we have financed our operating cash flow needs principally through private offerings of equity securities and convertible debt.

As of March 31, 2013 (unaudited) and December 31, 2012, we had an accumulated deficit of $17,287,400 and $9,993,284, respectively, and had limited working capital to fund development of our technology. On November 5, 2012, the Company issued an aggregate of $500,000 in two year 10% convertible notes to two investors, and on November 7, 2012 the Company issued an aggregate of $500,000 in two year 10% convertible notes to three additional investors. The notes may be prepaid by the Company with fifteen days’ notice, and may be converted into the Company’s common stock at the lesser of 80% of the Company’s fair market value at the time of conversion or $8.00 per share. The notes were issued with two year warrants to purchase an aggregate of 100,000 common shares at $6.50 per share.

During the first quarter of 2013, we received $6,944,350 pursuant to a private placement of 8% convertible promissory notes and warrants (see notes 5 and 6). A total of $2,250,000 of the proceeds was used to finance the TNI acquisition (note 3). We will use the balance of the proceeds to finance our remaining financial commitments pursuant to the TNI acquisition and for working capital purposes. On March 27, 2013, all convertible notes received during the quarter from this private placement, along with accrued interest, net of discount, totaling $7,007,170 were converted to common stock.

2 - Summary of Significant Accounting Policies

Interim (unaudited) Financial Statements

The accompanying unaudited financial statements and related notes for the three month periods ended March 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. The accounting policies used in preparing these interim financial statements is the same as those for the year ended December 31, 2012. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.

Presentation

The accompanying consolidated financial statements include the accounts of MediaShift, Inc. and our subsidiary Ad-Vantage Networks, Inc. and Travora Networks, Inc. Intercompany balances have been eliminated in consolidation. On March 4, 2013, the Company announced the effectiveness of a one-for-two reverse stock split. All share and per share information, including earnings per share, in this Form 10-Q have been retroactively adjusted to reflect this reverse stock split and certain items in prior period financial statements have been revised to conform to the current presentation. Our net loss is equivalent to our comprehensive loss so we have not presented a separate statement of comprehensive loss.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exits, collection of the related receivable is reasonably assured, the fees are fixed or determinable, and as services are provided.  Income is recognized as earned when an ad is either placed for viewing by a visitor to a member network publisher or internet access providers’ proprietary networks or when the customer “clicks through” on the ad, depending on the terms with the individual advertisers.  In certain cases, the Company records revenue based on available preliminary information from third parties.  Collection on the receivable may vary from the preliminary information based upon third party refinement of the estimated and reported amounts owed that occurs in subsequent periods.  The Company accrues any revenue sharing percentage with the network provider at the same time.

Concentration of Credit Risk

The Company conducts business with companies in Canada, England, Europe and Australia as part of its ongoing advertising business. This results in a number of receivables denominated in the currencies of those countries, with about $325,000 in receivables outstanding at any time. The company does not engage in hedging activities to offset the risk of exchange rate fluctuations on these payables. During the reporting period, the company incurred foreign exchange losses of $6,182.

Allowance for Doubtful Accounts - The allowance is established through a provision for bad debts charged to expense. Receivables are charged against the allowance for uncollectible accounts when management believes that collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on an evaluation of the collectability of accounts receivable, overall accounts receivable quality, review of specific problem accounts receivable, and current economic conditions that may affect the customer’s ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. Recoveries of receivables previously written off are recorded when received.

The company also estimates an allowance for sales credits based on historical credits.  The allowance for sales credits is the Company’s best estimate of expected future reductions in advertisers’ payment obligations for delivered services.

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

Advertising

Advertising costs are charged to expense as incurred and were $54,887 and $15,300 for the three months ended March 31, 2013 and 2012, respectively.

Research and Development

Research and development costs are expensed as incurred and were $66,572 and $50,548 for the three months ended March 31, 2013 and 2012, respectively.

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

The Company recognizes stock-based compensation expense as a component of salary and other compensation expenses in the statements of operations and was $207,354 and $11,062 for the three months ended March 31, 2013 and 2012, respectively.

Fair Value Measurements

The fair value hierarchy established by ASC 820 “Fair Value Measurements and Disclosures” prioritizes the inputs used in valuation techniques into three levels as follows:

•

Level 1 - Observable inputs - unadjusted quoted prices in active markets for identical assets and liabilities;

•

Level 2 - Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data; and

•

Level 3 - Unobservable inputs - includes amounts derived from valuation models where one or more significant inputs are unobservable.

Net Loss per Common Share

Loss per share ("EPS") is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share for the three months ended March 31, 2013 and 2012 because their effect would be antidilutive. The following shares were accordingly excluded from the net income/loss per share calculation.

	Three month periods ended March 31,
	2013	2012
Stock warrants	4,446,060	84,326
Stock options	4,119,916	298,342
Total shares excluded	8,565,976	382,668

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

Management evaluates events occurring to the date of the financial statements in determining the accounting for and disclosure of transactions and events that affect the financial statements. Subsequent events have been evaluated through May 15, 2013, which is the date financial statements were available to be issued.

3 - Business Combination - Acquisition of Ad Network Assets of Travora Media

On February 6, 2013, Travora Networks, Inc. (“TNI”), a wholly owned subsidiary of MediaShift, Inc. executed an asset purchase agreement with Travora Media, Inc. (“Travora” or “Seller”) to acquire Travora’s digital advertising network business, which was effective on February 1, 2013.  Activity from February 1st to February 6th was immaterial. Headquartered in New York City, Travora provides an established publishing network, advertiser and agency relationships, and an experienced ad sales and ad operations team. Travora represents over 300 established travel brands across desktop, tablet, and mobile platforms, including Fodor’s, Viator, and Vayama. Travora achieved revenues of approximately $13.0 million and $10.9 million in 2011 and 2012 respectively. TNI will retain approximately 20 of Travora’s former employees and will continue to operate out of New York City.

The acquisition was accounted for using the acquisition method of accounting.  Accordingly, the assets acquired and liabilities assumed were measured at their estimated fair value at the acquisition date.  Travora’s results of operations will be included in the Company’s consolidated financial statements from February 1, 2013.

The preliminary allocation of the purchase price based on the fair value of the acquired assets, less liabilities assumed, as of February 6, 2013, amounted to $8,234,670.

The fair value of the consideration to Seller is as follows:

Cash consideration to Seller		$ 500,000
Payment of Eastward Capital Partners debt		1,750,000
Assumption of Eastward Capital Partners debt		2,250,000
Balance of consideration to be paid in MediaShift common stock	700,000
Less allowance for audit expenses	(70,000)
Less amount of Aged Accounts Payable	(138,000)
Less estimated reduction for Target Working Capital deficiency	(592,000)	(100,000)
		4,400,000
Contingent consideration:
Earn-out consideration for publisher retention		67,747
Earn-out consideration for revenue targets		1,315,081
Total consideration		$ 5,782,828

As part of the purchase price paid in the transaction, TNI assumed Seller’s $4,000,000 obligations to Eastward Capital Partners.

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

Earnout Consideration

As part of the acquisition, TNI agreed to issue additional cash to the sellers, contingent upon TNI meeting certain operating performance targets: publisher retention goals for 360 days following the acquisition date and revenue goals for the year ending December 31, 2013. As discussed in Note 4 - “Contingent Earnout Liabilities - Travora Earnout Consideration”, the estimated fair value of the contingency was $1,382,828 on the acquisition date and $1,382,828 as of March 31, 2013.

Intangible Assets

To determine the estimated fair value of intangibles acquired, MediaShift engaged a third party valuation specialist to assist management.  Based on the preliminary assessment, the acquired intangible asset categories, fair value and amortization periods, generally on a straight line basis are as follows:

	Fair Value at 2/6/2013	Amortization Period
Trademark Portfolio	$ 856,890	Indefinite
Publisher Relationships	3,573,596	15 years
Goodwill	991,936	N/A
Total Intangible	$5,422,422

•

The fair value of the Trademark portfolio was determined based on the “relief from royalty” method, an approach under which fair value is estimated to be the present value of royalties saved because we own the intangible asset and therefore do not have to pay a royalty for its use.  The fair value for the publisher relationships was determined based on the “excess earning method”, of income approach.  Estimated discounted cash flows associated with existing customers and projects were based on historical and market participant data.

•

These valuations are preliminary and subject to change.

The following table summarizes the fair value of the assets acquired and the liabilities assumed in thousands:

Accounts receivable	$ 2,716
Prepaid expenses & deposits	5
Fixed assets	91
Intangible assets	5,422
Accounts payable	(1,856)
Other accrued expense	(596)
Net assets acquired	$ 5,782

The significant identifiable tangible assets acquired include primarily accounts receivable and fixed assets.  The Company determined that the book value of accounts receivable reflected fair value of those assets.  The Company determined the book value of the fixed assets reflected fair value of those assets.

Supplemental Unaudited Pro Forma Information for the three month period ended March 31, 2012

The following pro forma information for the three month period ended March 31, 2013 and 2012 presents the results of operations as if the TNI acquisition had occurred January 1, 2012. The supplemental pro forma information has been adjusted to include:

•

the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment, based on the purchase price allocation;

•

the pro forma impact of interest expense on the assumption of the Eastward Debt of $2,250,000

The pro forma results are presented for illustrative purposes only and are not necessarily indicative of or intended to represent the results that would have been achieved had the transaction been completed on January 1, 2012 or that may be achieved in the future.  The pro forma results do not reflect any operating efficiencies and associated cost savings that the Company may, or may not, achieve with respect to the combined companies.

	Three month Period ended March 31, 2013	Three month Period ended March 31, 2012

Revenues	$ 2,128,807	$ 2,556,257
Income from continuing operations, before provision for income taxes	$ (7,483,194)	$ (1,260,985)
Income from continuing operations	$ (7,483,994)	$ (1,262,985)
Net income	$ (7,483,994)	$ (1,262,985)

Weighted average common shares outstanding:
Basic	6,463,852	10,431,165
Diluted	6,463,852	10,431,165

Earnings per share:
Basic - income from continuing operations	$(1.1577)	$(0.1209)
Basic - net income	$(1.1578)	$(0.1211)
Diluted - income from continuing operations	$(1.1577)	$(0.1209)
Diluted - net income	$(1.1578)	$(0.1211)

4 - Commitments and Contingencies

Contingent Earnout Liabilities - Travora Earnout Consideration

As part of the Travora Networks, Inc. (“TNI”) acquisition on February 6, 2013, the Company agreed to issue additional cash to the sellers, contingent upon TNI meeting certain publisher retention goals and revenue performance targets.

Publisher Retention Earnout Payments

The Seller shall be entitled to receive, in two installments, Publisher Retention Earnout Payments equaling, in the aggregate, up to $1,000,000.   In the event that the number of Publishers retained by TNI for the initial 180 day period following the Closing Date is equal to or exceeds eighty-five percent (85%) of the Baseline Number of Publishers, the Company shall pay to the Seller an amount equal to the product of $500,000 multiplied by a fraction, the numerator of which is the actual number of Publishers retained by the Company and the denominator of which is the Baseline Number of Publishers.

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

The estimated fair value of the Publisher Retention Earnout Payments contingent earnout consideration on the acquisition date was $67,747 on the acquisition date and $67,747 as of March 31, 2013.

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

The estimated fair value of the Revenue Goal Earnout Payments contingent consideration on the acquisition date was $1,315,081 on the acquisition date and $1,315,081 as of March 31, 2013.

Operating Leases - In January 2012, the Company entered into an operating lease agreement that commenced February 2012 for its office facility in Glendale which expires on February 19, 2014. In March, 2013, the Company entered into an operating lease agreement that commences on substantial completion estimated to be May 1st for its office facility in New York which expires 61 months after commencement.  On May 1st, the Company entered into an operating lease agreement that commences on May 1, 2013 for its office facility in Newport Beach which expires on April 30, 2014.

5 - Notes Payable

8% Convertible Promissory Notes

During the first quarter of 2013, we received $6,944,350 pursuant to a private placement of 8% convertible promissory notes (the “8% Notes”). On March 20, 2013, the Company’s Board of Directors authorized an increase from maximum proceeds of $7,000,000 to maximum proceeds of $8,500,000, with a new closing date of April 5, 2013, subject to a ten business day extension at the Company’s option. As of the final closing date of April 19, 2013, a total of $7,757,344 in proceeds had been raised. On March 27, 2013, the Company exercised its option to convert all principal and accrued interest received prior to the end of the quarter to common shares (see below). On April 26, 2013, the Company exercised its option to convert all principal received following the end of the quarter and prior to the final closing date of the financing to common shares.  A total of $2,250,000 of the proceeds was used to finance the Travora acquisition. We will use the balance of the proceeds to finance our remaining financial commitments pursuant to the Travora acquisition and for working capital purposes. The terms of the 8% Notes are as follows:

•

Bearing interest at 8% per annum,

•

Principal and interest due and payable on or before February 15, 2015,

•

Prepayable by the Company upon 30 days’ notice,

•

The 8% Notes are convertible into MediaShift common stock at the rate of $3.00 per share subject to antidilution provisions which provide that if the Company issues securities at a price below the conversion price of the 8% Notes, the conversion price will be reduced to the lower amount,

•

The 8% Notes may be converted at any time prior to maturity date at the option of the holder or the Company, and

•

8% Note holders received warrants to purchase MediaShift common stock in an amount equal to the number of shares the 8% Notes are convertible into. Half of the warrants are exercisable at $4.00 per share and half are exercisable at $6.00 per share.

The maximum number of common shares that may be issued through, as applicable, the conversion of the 8% Notes and accrued interest and the exercise of the warrants which were sold in this private placement, is 5,193,346 shares.  The 8% Notes were offered and sold by officers and directors of the Company who received no remuneration for the sale of the securities, as well as by three placement agents who received commission of 6% of principal raised by those agents. Sales of the 8% Notes were made pursuant to Section 4(a)(5) and Section 4(a)(2) of the Securities Act, and Rule 506 promulgated thereunder, solely to “accredited investors” as defined in Rule 501(a) of Regulation D.  The securities sold in this transaction were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The 8% Note’s conversion feature was determined to be an embedded derivative liability and therefore was bifurcated from the note and recorded at fair value at issuance and is required to be adjusted to fair value at the end of each reporting period. The collective fair value of the conversion feature at the date of issuance calculated using the Black Scholes model totaled $2,694,671. The Company recorded the fair value of the conversion feature as a contra liability offsetting the respective term loan amounts and a corresponding derivative liability, that will be marked to market at each reporting period. The 8% Notes were issued with two year warrants to purchase an aggregate of 241,000 common shares at $3.00 per share and 241,000 common shares at $6.00. The warrants are exercisable immediately after issuance and expire in 2 years. The fair value of the warrants of $3,696,327 was calculated using the Black-Scholes option pricing model at the date of issuance using the following assumptions: dividend yield of 0%, expected volatility ranging from 194% to 245%, risk free interest rate ranging from 0.12% to 0.25% and a contractual life of two years. The Company recorded the relative fair value of the warrants of $1,951,767 to loan warrant discount as a contra liability offsetting the respective term loan amounts. The total discount attributable to the issuance of the 8% Notes was $4,646,438.  On March 27, 2013, the 8% Notes were extinguished by the company, on that date the collective fair value of the conversion feature was $3,389,589. Accordingly, the Company recorded the change in fair value of $694,918 as a loss on derivative liabilities for the three month period ended March 31, 2013. The 8% Notes were extinguished via the issuance of 2,335,723 shares of common stock with a fair value of $10,393.967.  The net carry value of the related debt and conversion feature was $5,683,594.  Accordingly the company recorded a $4,710,423 loss on extinguishment of debt.

A total of 2,335,723 shares of common stock with a fair value of $10,393,967 was issued in retirement of the 8% notes.  A loss of $4,710,423 was recorded on the extinguishment.

On March 20, 2013, the Company received consent from the outstanding 8% promissory note holders to increase the maximum issuance from $7,000,000 to $8,500,000. The private placement was closed on April19, 2013, and an additional $812,994 in 8% convertible promissory notes were issued. On April 26, 2013, the principal raised between March 31, 2013 and the final closing of the private placement on April 26, 2013, along with accrued interest, was converted into 271,844 common shares of the Company.

10% Convertible Notes

On November 5, 2012, the Company issued an aggregate of $500,000 in two year 10% convertible notes (the “10% Notes”) to two investors, and on November 7, 2012 the Company issued an aggregate of $500,000 in two year 10% convertible notes to three additional investors. The 10% Notes may be prepaid by the Company with fifteen days’ notice, and may be converted into the Company’s common stock at the lesser of 80% of the Company’s fair market value at the time of conversion or $8.00 per share. The 10% Notes were issued with two year warrants to purchase an aggregate of 100,000 common shares at $6.50 per share. The warrants are exercisable immediately after issuance and expire in 2 years. The fair value of the warrants of $284,251 was calculated using the Black-Scholes option pricing model at the date of issuance using the following assumptions: dividend yield of 0%, expected volatility of 102% and 104%, risk free interest rate of 0.28% and 0.27% and a contractual life of two years. The Company recorded the fair value of the warrants of $284,251 to loan warrant discount as a contra liability offsetting the respective term loan amounts on the Balance Sheet.

The fair value of the conversion feature on December 31, 2012 calculated using the Black Scholes model totaled $534,251 and is reflected as a discount to the 10% Notes. The discount attributable to the issuance date aggregate fair value of the conversion options and warrants, totaling $750,292, was amortized using the straight line interest method over the term of the 10% Notes. The intrinsic value of the conversion option in the 10% Notes totaling $534,251 was calculated in accordance with ASC 470 and recorded, on the issuance date, as additional paid in capital and a corresponding reduction of the carrying value of the 10% Notes.  The discount remaining was $422,949  and $750,293 as of March 31, 2013 and December 31,2012 respectively.

Line of Credit

In March 2011, the Company entered into a lending facility that provides for advances of up to $500,000 with interest at 12% per annum payable monthly. The facility was provided by an investor in our preferred stock.  As of December 31, 2011 and 2012, there was no balance outstanding on the facility.

6 - Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 100,000,000 shares of Common Stock.  As of March 31, 2013, there are 22,104,816 shares of Common Stock issued and outstanding. All shares of Common Stock are entitled to participate in any distributions or dividends that may be declared by the Board of Directors, subject to any preferential dividend rights of outstanding shares of our Preferred Stock, if any. Subject to prior rights of creditors, all shares of Common Stock are entitled, in the event of our liquidation, dissolution or winding up, to participate ratably in the distribution of all our remaining assets. Our Common Stock has no preemptive or conversion rights or other subscription rights.

Preferred Stock

There are 10,000,000 shares of Preferred Stock authorized for issuance. As of March 31, 2013, there are no shares of Preferred Stock issued and outstanding.

Series M Preferred Stock

In connection with the ADVN merger and pursuant to the filing of a Certificate of Designation with the Nevada Secretary of State on August 28, 2012, the Board of Directors of the Company authorized the issuance of Class M Preferred Stock. Pursuant to the Merger Agreement, the Company agreed to issue shares of its Class M Preferred to the ADVN Owners in exchange for the shares of ADVN common stock and preferred stock (and to issue new options for shares of ADVN common stock underlying ADVN options).

Holders of the Class M Preferred were entitled, on a post-Automatic Conversion basis, to the same rights and privileges, including voting rights, as holders of our common stock. The holders of our Class M Preferred Stock were entitled to 100 votes per share and one vote per common share on a post-Automatic Conversion and post-Reverse Stock Split basis on all matters to be voted on by the stockholders.  Pursuant to the Merger Agreement, the Company increased the number of shares of common stock that the Company is authorized to issue from 25,000,000 shares to 100,000,000 shares (the “Authorized Share Increase”). The Authorized Share Increase was affected by the Company filing an amendment to its Articles of Incorporation pursuant to a special meeting of shareholders on March 4, 2013.  Upon the effectiveness of the Authorized Share Increase on March 4, 2013, all of the issued and outstanding shares of Class M Preferred automatically converted into shares of the Company’s common stock at the Exchange Ratio of 100:1.

Warrants and Options

As of March 31, 2013, we have the following warrants and options outstanding:

Common Stock Warrants

Warrant summary	Number of warrants outstanding	Exercise price	Maximum proceeds	Expiration Date
Warrants issued in the preferred stock private placement	184,625	$ 12.00	2,215,500	02/28/2014
Warrants issued upon conversion of preferred stock	869,750	$ 8.50	7,392,875	02/28/2014
Warrants issued our initial public offering	881,901	$ 10.00	8,819,010	02/28/2014
Warrants issued to our underwriters	95,000	$ 14.00	1,330,000	02/28/2014
Warrants issued with 10% convertible notes	100,000	$ 6.50	650,000	11/05/2014
Warrants issued with 8% convertible notes	1,157,392	$ 4.00	4,629,568	07/31/2013
Warrants issued with 8% convertible notes	1,157,392	$ 6.00	6,944,352	07/31/2014
Total	4,446,060	various	31,981,305	various

Options

We assumed the option plan of Ad-Vantage, under which options for the purchase of 3,729,916 shares of ADVN common stock were outstanding at the closing of the Merger (the “Outstanding ADVN Options”).  The Outstanding ADVN Options were converted into options to purchase 3,729,916 shares of the Company’s Common Stock after giving effect to the Automatic Conversion of the Class M Preferred stock and expire in 2021 and 2022.  At the closing of the Merger, there were 42,500 options outstanding to purchase the Company’s Common Stock which were exercised in October, 2012. Following the Merger, a total of 390,000 incentive stock options to purchase common stock were granted in October, 2012. As of March 31, 2013, there were 4,119,916 options outstanding to purchase the Company’s Common Stock.

The ADVN Board of Directors adopted the ADVN Plan in September 2010. The ADVN Plan provided long-term incentives to employees, members of the Board, and advisers and consultants of the Company who were able to contribute towards the creation of or have created stockholder value by providing them stock options and other stock and cash incentives. Provisions such as vesting, repurchase and exercise conditions and limitations were determined by the ADVN Board of Directors on the grant date. The total number of shares that could be issued pursuant to the ADVN Plan could not exceed 1,250,000 shares, subject to adjustment in the event of certain recapitalizations, reorganizations, and similar transactions.

As of March 31, 2013, 1,115,521 options had been granted under the ADVN Plan, and 929,917 remained outstanding at the time of the Merger, at which time they were converted into options to purchase 929,917 shares of the Company’s Common Stock for after giving effect to the Automatic Conversion of the Class M Preferred stock. No options will be granted under the ADVN Plan following the Merger.

A total of 390,000 common stock options were granted under the Company’s premerger option plan (JMG Exploration, Inc. Equity Compensation Plan - the “JMG Plan”) during the three month period ended December 31, 2012, which are exercisable at $7.96 per share with 25% vesting on October 1st, 2013, and 1/36 of the remainder vesting on the first of each month thereafter. Options granted by the Company following the Merger will be granted under the JMG Plan.

The following summaries information concerning outstanding and exercisable common stock options:

	Number of Options	Weighted average exercise price per share	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2012	390,000	$7.96	6.79 years
Exercised	-
Granted	-
Conversion of Class M Preferred options
Outstanding at March 31, 2013	390,000	$7.96	6.55 years
Exercisable at March 31, 2013	-	-	-

Class M Preferred Stock options

Upon the merger, all issued and outstanding options, warrants and other rights to acquire shares of ADVN common stock (collectively, “ADVN Options”) were converted into options, warrants or other rights to acquire shares of Class M Preferred (collectively, “Parent Class M Preferred Stock Options”) at the Exchange Ratio, with such Class M Preferred Stock Options having the same terms and being subject to the same conditions as the ADVN Options, provided, however, that upon the consummation of the Authorized Share Increase and the Reverse Stock Split all of the Class M Preferred Stock Options shall, without the requirement of any further action, convert into options for shares of MediaShift common stock, with such conversion occurring at the Conversion Ratio.  No ADVN Option has accelerated vesting in connection with the Merger.

During the year ended December 31, 2012, ADVN granted 518,837 (5,188.37 of Class M Preferred) stock options under the ADVN Plan to certain employees, directors, and advisers, respectively. A total of 150,000 (1,500 of Class M Preferred) options vest monthly over a 24 month period and 368,837 (3,688.37 Class M Preferred) options vest one quarter (1/4) after one year and the balance over a 36 month period. ADVN also issued 2,799,999 non-qualified stock options outside the ADVN Plan to be allocated among senior management, fully vesting at the closing of the Merger with JMG and exercisable at $1.14 per share. These stock options were converted into options to purchase 2,799,999 shares of the Company’s common stock (27,999.99 shares of Class M Preferred). Upon the consummation of the Authorized Share Increase and the Reverse Stock Split on March 12, 2013, all 37,299 Class M Preferred Stock options were converted to 3,729,916 common stock options.

A summary of ADVN Class M Preferred stock option activity from December 2010 through March 31, 2013 is as follows:

	Number of Options	Weighted Average exercise price per share	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2012, Class M Preferred	37,299	$1.0493	6.47 years
Conversion of Class M Preferred options to common stock options	3,692,617
Outstanding at March 31, 2013, common stock	3,729,916	1.0493	6.23 years

The exercise price and vesting period of each stock option is specified by the Board of Directors at the time of grant. The stock options expire seven years after the grant date, except for the stock options vesting upon the Merger, which expire six years after the vesting date.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected life assumption is based on the expected life assumptions of similar entities. Expected volatility is based on actual share price volatility of similar companies of the preceding twelve months. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with an expected term ranging from 2.5 to 5 years used as the input to the Black-Scholes model. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates. During the years ended December 31, 2012 and 2011, the Company experienced no forfeitures. No options were granted in 2013 as of March 31, 2013.

The weighted average grant date fair value of options granted during 2012 amounted to $0.654 per option using the Black Scholes pricing model using the following assumptions:

Weighted average risk-free interest rate	0.90%
Expected life in years	7.00
Expected volatility	78%
Expected dividends	0

As of March 31, 2013 there was $2,682,830 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 5.20 years.

7 - Income Taxes

ADVN files income tax returns in the U.S. federal jurisdiction and the state of California. There are currently no income tax examinations underway for these jurisdictions since December 31, 2010 is the initial tax filing period.

ADVN provides deferred income taxes for differences between the tax reporting bases and the financial reporting bases of assets and liabilities. ADVN had no unrecognized income tax benefits. Should ADVN incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

As of December 31, 2012, ADVN has net operating losses for federal and state income tax purposes of approximately 3,639,000 which are available for application against future taxable income and which will start expiring in 2031. The benefit associated with the net operating loss carry forward will more likely than not go unrealized unless a future operation is successful. Since the success of future operations is indeterminable, the potential benefits resulting from these net operating losses have not been recorded in the financial statements.

8 - Related Party Transactions

The Company utilizes the programming services of a company managed by its Chief Technology Officer. Payments to this company were $38,958 and $39,009 for the three month periods ended March 31, 2013 and 2012, respectively.

9 - Discontinued Operations

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The unaudited financial statements of MediaShift, Inc. (“MediaShift”, or the “Company”), have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The balance sheet information as of December 31, 2012 was derived from the audited financial statements included in Form 10-K filed March 13, 2013. These interim financial statements should be read in conjunction with that report.

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

Overview

MediaShift, Inc. (the "Company") was originally incorporated under the laws of the state of Nevada in July 2004 as JMG Exploration, Inc. (“JMG”).  At a Special Meeting of Shareholders (the "Meeting") of JMG Exploration, Inc held on March 4, 2013, JMG shareholders approved the following:

•

An increase in the authorized number of shares of common stock from 25,000,000 to 100,000,000 (the “Authorized Share Increase”);

•

A change in the name from JMG Exploration, Inc. to MediaShift, Inc. (the “Name Change”); and

•

A reverse stock split of common stock of one share for every two (1-for-2) shares outstanding.

All share and per share information, including earnings per share, in this Form 10-Q have been retroactively adjusted to reflect this reverse stock split and certain items in prior period financial statements have been revised to conform to the current presentation.

All continuing operations are being conducted by MediaShift’s wholly owned subsidiaries, ADVN Networks, Inc. (“ADVN”) and Travora Networks, Inc. (“Travora”). ADVN provides digital advertising software and service solutions that enable access providers and network operators to generate advertising revenues on their free and fee-based networks. Travora operates a leading digital advertising network.

ADVN’s predecessor was formed as a Delaware Limited Liability Company on February 23, 2010 and on July 6, 2010 ADVN completed a reorganization in which the predecessor to the Company, Ad-Vantage Networks, LLC, was converted into ADVN, a Delaware Corporation (the “Conversion”). In the Conversion, ADVN issued 10,000,000 shares of common stock to the members of the predecessor LLC. In August 2012, ADVN consummated a reverse triangular merger with a wholly owned subsidiary of MediaShift, Inc. (previously JMG Exploration, Inc.) The transaction has been accounted for as a reverse acquisition and the accompanying financial statements are those of ADVN.

Travora was acquired in February 2013 and therefore the financial information presented as of and for the three month period ended March 31, 2013 represents only two months of Travora operations.

Results of operations for the three month periods ended March 31, 2013 and 2012

Revenue. The Company earns revenue from ads placed on web pages viewed on internet access providers’ proprietary networks. Revenues are earned when end users view the advertisements. Revenues were $1,513,312 and $4,787 for the three months ended March 31, 2013 and 2012.  $1,509,234 of the revenue for March 31, 2013 is a result of the acquisition.

Cost of Goods Sold.  The Company pays publishers and network providers for a share of the advertisements they placed on publisher sites and proprietary networks.  Cost of Goods Sold were $840,169 and $4,718 for the three months ended March 31, 2013 and 2012.

General and administrative expense. General and administrative expense relates to compensation and overhead for executive officers and fees for general operational and administrative services. For the three months ending March 31, 2013 and 2012, general and administrative expenses were $2,293,765 and $384,978, respectively. Expenses consist principally of salaries, consulting fees and office costs. Salary expense for the months ending March 31, 2013 and 2012, including stock based compensation, was $1,360,053 and $211,048, respectively, as discussed below.

Depreciation and Amortization.  Depreciation and Amortization expense for the three months ending March 31, 2013 and 2012 was $55,979 and $4,155, respectively.  The increase in 2013 was primarily due to the amortization of goodwill related to the acquisition and an increase in depreciable property.

Research and Development. Research and development costs are expensed as incurred and were $66,572 and $50,548 for the three months ended March 31, 2013 and 2012 respectively.

Interest expense. Interest expense for the three months ending March 31, 2013 and 2012 was $164,259 and $0, respectively. The increase in 2013 was principally due to the issuance of $1,000,000 of two year 10% convertible notes to five investors in November, 2012, $7,000,000 of 8% convertible notes to multiple investors during the first quarter of 2013, and a $2,250,000 loan assumed in the acquisition of Travora.

Fair Value adjustment on derivative liability. The fair value adjustment on the derivative liability was $694,918 and $0 for the three month ended March 31, 2013 and 2012.  The loss in 2013 is related to the conversion of the 8% convertible debt. (note 5)

Loss on debt extinguishment.  Loss on extinguishment for the three months ending March 31, 2013 and 2012 was $4,710,423 and $0.  The loss in 2013 is related to the conversion of the 8% convertible debt (note 5)

Interest income. Interest for the three months ending March 31, 2013 and 2012 was $21 and $0, respectively. Interest income is from temporary investment of operating cash.

Other Income.  Other income for the three months ending March 31, 2013 and 2012 was $19,436 and $0, respectively.  The other income in 2013 is related to funds in a bank account related the reverse merger with JMG that was not previously disclosed.

Income taxes. The Company files income tax returns in the U.S. federal jurisdiction and California. There are currently no income tax examinations underway for these jurisdictions, although the tax years ended December 31, 2012 and 2011 are all still open for examination.  Beginning in 2013, returns will also be filed in Florida, Illinois and New York.

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

Liquidity and capital resources

Cash flows and capital expenditures

At March 31, 2013 (unaudited) and December 31, 2012 (unaudited), we had $3,696,000 and $902,701 in cash and cash equivalents, respectively. Since our incorporation through March 31, 2013, we have financed our operating cash flow needs principally through private offerings of equity securities and convertible debt.

As of March 31, 2013 (unaudited) and March 31, 2012, we had an accumulated deficit of $17,287,400 and $9,993,284, respectively, and had limited working capital to fund development of our technology. On November 5, 2012, the Company issued an aggregate of $500,000 in two year 10% convertible notes to two investors, and on November 7, 2012 the Company issued an aggregate of $500,000 in two year 10% convertible notes to three additional investors. The notes may be prepaid by the Company with fifteen days’ notice, and may be converted into the Company’s common stock at the lesser of 80% of the Company’s fair market value at the time of conversion or $8.00 per share. The notes were issued with two year warrants to purchase an aggregate of 100,000 common shares at $6.50 per share.

During the first quarter of 2013, we have received approximately $7,000,000 pursuant to a private placement of 8% convertible promissory notes to multiple investors. A total of $2,250,000 of the proceeds was used to finance the Travora acquisition. We will use the balance of the proceeds to finance our remaining financial commitments pursuant to the Travora acquisition and for working capital purposes. On March 27, 2013, all convertible notes, including $708,377 of accrued interest, net of discount, from this private placement were converted to common stock.

We have the following warrants outstanding as of March 31, 2013:

Warrant summary	Number of warrants outstanding	Exercise price	Maximum proceeds	Expiration Date
Warrants issued in the preferred stock private placement	184,625	$ 12.00	2,215,500	02/28/2014
Warrants issued upon conversion of preferred stock	869,750	$ 8.50	7,392,875	02/28/2014
Warrants issued our initial public offering	881,901	$ 10.00	8,819,010	02/28/2014
Warrants issued to our underwriters	95,000	$ 14.00	1,330,000	02/28/2014
Warrants issued with 10% convertible notes	100,000	$ 6.50	650,000	11/05/2014
Warrants issued with 8% convertible notes	1,157,392	$ 4.00	4,629,568	07/31/2013
Warrants issued with 8% convertible notes	1,157,392	$ 6.00	6,944,352	07/31/2014
Total	4,446,060	various	31,981,305	various

Cash flow used in operations.

Cash utilized by operating activities was $1,462,769 for the three months ended March 31, 2013. The use of cash was included in the net loss for the period of $7,294,116, but offset by an increase in accounts payable and accrued liabilities of $398,370. The use of cash was a smaller contributor to net loss than non-cash components: stock based compensation of $207,354, depreciation of $55,979, note discount amortization of $55,535, the loss on derivative liability of $694,918 and loss on debt extinguishment of $4,710,423. Further uses of cash included the following: $103,178 increase in accounts receivable, $1,287 increase in other assets, $80,318 increase in prepaid expenses, $107,575 increase in security deposits and $1,126 increase in other long term liabilities.

Cash utilized by operating activities was $369,940 for the three months ended March 31, 2012. The use of cash was included in the net loss for the period of $440,812, but offset by an increase in accounts payable and accrued liabilities of $71,262. The use of cash was a smaller contributor to net loss than non-cash components: stock based compensation of $11,062, depreciation of $4,154. Further uses of cash included the following: $1,903 increase in accounts receivable, $3,853 increase in prepaid expenses, and $9,850 increase in security deposits.

Cash flow provided by investing activities.

Cash used by investing activities was $918,282 for the three months ended March 31, 2013. The use of cash was attributable to capitalized patent costs of $36,878, $76,953 for purchase of computer equipment, leasehold improvements, and furniture, an increase in intangible assets of $304,451 and note repayment of $500,000.

Cash used by investing activities was $77,838 for the three month ended March 31, 2012. The use of cash was attributable to capitalized patent costs of $35,878 and $41,960 for purchase of computer equipment, leasehold improvements, and furniture.

Cash flow provided by financing activities.

Cash provided by financing activities was $5,174,350 for the three months ended March 31, 2013. The proceeds of cash were principally attributable to the proceeds from the private placement of 8% convertible promissory notes of $6,944,350 and note repayments of $1,770,000.

No cash was provided by financing activities for the three months ended March 31, 2012

Discontinued Operations - Spin-off of Oil and Gas Properties

In connection with the Merger, the Company agreed to sell the existing oil and gas properties identified in its 2011 form 10-K as soon as practible following the Merger or, at its option, spin those assets off to the benefit of Company's pre-Merger shareholders. As of  November 21, 2012, the Board of Directors authorized management, following a determination that the Oil and Gas properties were not material to the Company's operations, assets or future commercial activity, to undertake a spin-off of those properties. A new corporation, JMG Oil, has been formed to facilitate the spinoff, and the Company is in negotiations with external sources of financing to provide funding to JMG Oil following the transfer of the Oil and Gas properties to JMG Oil in exchange for equity ownership in that company. We anticipate that we will complete the spinoff during the second or third quarter of 2013

Acquisition of Ad Network Assets of Travora Media

On February 6, 2013, Travora Networks, Inc. (“Travora”), a wholly owned subsidiary of MediaShift, Inc. executed an asset purchase agreement (the “Asset Purchase Agreement”) with Travora Media, Inc. (the “Seller”) to acquire the Seller’s digital advertising network business. Headquartered in New York City, the Seller provided an established publishing network, advertiser and agency relationships, and an experienced ad sales and ad operations team. The Seller represented over 300 established travel brands across desktop, tablet, and mobile platforms, including Fodor’s, Viator, and Vayama. The Seller achieved revenues of approximately $13.0 million in 2011.  Travora retained approximately 20 of the Seller’s former employees and will continue to operate in New York City.

The acquisition was accounted for using the acquisition method of accounting.  Accordingly, the assets acquired and liabilities assumed were measured at their estimated fair value at the acquisition date.  Travora’s results of operations will be included in the Company’s consolidated financial statements from February 6, 2013.

The preliminary allocation of the purchase price based on the fair value of the acquired assets, less liabilities assumed, as of February 6, 2013, amounted to $8,234,670 million.

The fair value of the consideration to Seller is as follows:

Cash consideration to Seller		$ 500,000
Payment of Eastward Capital Partners debt		1,750,000
Assumption of Eastward Capital Partners debt		2,250,000
Balance of consideration to be paid in MediaShift common stock	700,000
Less allowance for audit expenses	(70,000)
Less amount of Aged Accounts Payable	(138,000)
Less estimated reduction for Target Working Capital deficiency	(592,000)	(100,000)
		4,400,000
Contingent consideration:
Earn-out consideration for publisher retention		67,747
Earn-out consideration for revenue targets		1,315,081
Total consideration		$ 5,782,828

As part of the purchase price paid in the transaction, Travora paid down $1,750,000 and assumed $2,250,000 of the Seller’s $4,000,000 obligations to Eastward Capital Partners, pursuant to the terms of that certain Master Lease Agreement No. 527 dated as of January 13, 2012, by and between the Seller and Eastward Capital Partners V, L.P. as modified by letter agreement.

Within ninety (90) days following the closing date, Travora shall prepare and deliver to the Seller a closing statement and its calculation of the working capital deficit or working capital surplus, if any, at the date of purchase.  The closing statement shall be prepared in accordance with GAAP, certified by an officer of Travora and prepared applying the same methodology as was applied by Travora and the Seller in calculating the Target Working Capital.

Within five (5) Business Days following the determination of the closing statement, if there is a working capital surplus, Travora shall pay to the Seller an amount equal to such working capital surplus by an increase in the number of Closing Shares equal to the dollar value of such excess, and if there is a working capital deficit, the Seller shall pay to Travora an amount equal to such working capital deficit by a reduction and forfeiture of the number of Closing Shares equal to the dollar value of such working capital deficit, or if the value of the Closing Shares is less than such working capital deficit, Travora shall reduce the amount of earnout payments owed or payable to Seller by an amount equal to the amount by which such working capital deficit exceeds the value of the Closing Shares. A preliminary analysis of working capital as of the closing date indicates that the working capital deficit (as defined in the Asset Purchase Agreement) may be approximately $600,000.  Consequently, it is not currently anticipated that any Closing Shares will be issued to the Seller in this transaction.

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

Earnout Consideration

As part of the acquisition, TNI agreed to issue additional cash to the sellers, contingent upon TNI meeting certain operating performance targets: publisher retention goals for 360 days following the acquisition date and revenue goals for the year ending December 31, 2013. The estimated fair value of the earnout consideration discussed below was $1,382,828 on the acquisition date and $1,382,828 as of March 31, 2013.

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

Notwithstanding the foregoing, if any three (3) of the Seller’s major publishers, in the aggregate, cease doing business with Travora (a) during the initial publisher retention earnout period, then no initial publisher retention earnout payment or second publisher retention earnout payment shall be paid to the Seller, or if during the second publisher retention earnout period, then no second publisher retention earnout payment shall be paid to the Seller.

The estimated fair value of the publisher retention earnout payments contingent earnout consideration on the acquisition date was $67,747 on the acquisition date and $67,747 as of March 31, 2013.

Revenue Goal Earnout Payments

The Seller shall be entitled to receive, in two installments, revenue goal earnout payments equaling, in the aggregate, up to $2,000,000.  In the event that ad network revenue for the period beginning on January 1, 2013 and ending on June 30, 2013 is equal to or exceeds $5,159,700, the Company shall pay to the Seller an amount equal to the lesser of the product of $1,000,000 multiplied by a fraction, the numerator of which is the actual ad network revenue achieved during such period and the denominator of which is $5,733,000 and $1,000,000.

In the event that ad network revenue for the period beginning on July 1, 2013 and ending on December 31, 2013 is equal to or exceeds $6,407,100, the Company shall pay to the Seller an amount equal to the lesser of the product of $1,000,000 multiplied by a fraction, the numerator of which is the actual ad network revenue achieved during such period and the denominator of which is $7,119,000 and $1,000,000.

The estimated fair value of the revenue goal earnout payments contingent consideration on the acquisition date was $1,315,081 on the acquisition date and $1,315,081 as of March 31, 2013.

Private placement of 8% convertible promissory notes

During the first quarter of 2013, we received approximately $7,000,000 pursuant to a private placement of 8% convertible promissory notes (the “Notes”). A total of $2,250,000 of the proceeds was used to finance the Travora acquisition. We will use the balance of the proceeds to finance our remaining financial commitments pursuant to the Travora acquisition and for working capital purposes. The terms of the Notes are as follows:

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

The maximum number of common shares that may be issued through, as applicable, the conversion of the Notes and the exercise of the warrants which were sold in this private placement, is 5,193,346 shares.  The Notes were offered and sold by officers and directors of the Company who received no remuneration for the sale of the securities, as well as by three placement agents who received commission of 6% of principal raised by those agents. Sales of the Notes were made pursuant to Section 4(a)(5) and Section 4(a)(2) of the Securities Act, and Rule 506 promulgated thereunder, solely to “accredited investors” as defined in Rule 501(a) of Regulation D.  The securities sold in this transaction were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The 8% Note’s conversion feature was determined to be an embedded derivative liability and therefore was bifurcated from the note and recorded at fair value at issuance and is required to be adjusted to fair value at the end of each reporting period. The collective fair value of the conversion feature at the date of issuance calculated using the Black Scholes model totaled $2,694,671. The Company recorded the fair value of the conversion feature as a contra liability offsetting the respective term loan amounts and a corresponding derivative liability, that will be marked to market at each reporting period. The 8% Notes were issued with two year warrants to purchase an aggregate of 241,000 common shares at $3.00 per share and 241,000 common shares at $6.00. The warrants are exercisable immediately after issuance and expire in 2 years. The fair value of the warrants of $3,696,327 was calculated using the Black-Scholes option pricing model at the date of issuance using the following assumptions: dividend yield of 0%, expected volatility ranging from 194% to 245%, risk free interest rate ranging from 0.12% to 0.25% and a contractual life of two years. The Company recorded the relative fair value of the warrants of $1,951,767 to loan warrant discount as a contra liability offsetting the respective term loan amounts. The total discount attributable to the issuance of the 8% Notes was $4,646,438.  On March 27, 2013, the 8% Notes were extinguished by the company, on that date the collective fair value of the conversion feature was $3,389,589. Accordingly, the Company recorded the change in fair value of $694,918 as a loss on derivative liabilities for the three month period ended March 31, 2013. The 8% Notes were extinguished via the issuance of 2,335,723 shares of common stock with a fair value of $10,393.967.  The net carry value of the related debt and conversion feature was $5,683,594.  Accordingly the company recorded a $4,710,423 loss on extinguishment of debt.

A total of 2,335,723 shares of common stock with a fair value of $10,393,967 was issued in retirement of the 8% notes.  A loss of $4,710,423 was recorded on the extinguishment.

On March 20, 2013, the Company received consent from the outstanding 8% promissory note holders to increase the maximum issuance from $7,000,000 to $8,500,000. The private placement was closed on April19, 2013, and an additional $812,994 in 8% convertible promissory notes were issued. On April 26, 2013, the principal raised between March 31, 2013 and the final closing of the private placement on April 26, 2013, along with accrued interest, was converted into 271,844 common shares of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

There are no material outstanding or threatened legal claims by or against us.

Item 1A. Risk Factors

Except as follows, there have been no material changes to the information included in response to Item 1A. “Risk Factors” in our 2012 Annual Report on Form 10-K.

Our revenue could decline if we fail to effectively manage our existing advertising space and our growth could be impeded if we fail to acquire new advertising space

Our success depends in part on our ability to effectively manage our existing advertising space as well as successfully access additional advertising space through web publishers, network providers, and on ad exchanges. The web publishers and network providers that we sell advertising for are not typically bound by long-term contracts that ensure us a consistent supply of advertising space, which we refer to as inventory. In addition, web publishers and network providers can change the amount of inventory they make available to us at any time. If a web publisher or network provider decides not to make advertising space from its websites or network available to us, we may not be able to replace this advertising inventory with advertising inventory from other web publishers or network providers that have comparable traffic patterns and user demographics quickly enough to fulfill our advertisers' requests. This would result in lost revenue.

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

MediaShift, Inc

Date: May 15, 2013	By:/s/David Grant
David Grant
Chief Executive Officer