Form 10-Q
period 2013-06-30
MediaShift, Inc.
filed 2013-08-15
CIK 1299967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

     The number of shares outstanding of Registrant’s common stock, par value $0.001, as of August 14, 2013, was 22,381,860.

MediaShift, Inc.
Index to Form 10-Q Quarterly Report
to the Securities and Exchange Commission

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MediaShift, Inc.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2013	December 31, 2012 *
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$1,292,069	$902,701
Accounts receivable, net	2,645,364	6,240
Prepaid expenses	92,883	57,625
Total current assets	4,030,316	966,566
Property and equipment, net of depreciation	509,295	163,819
Discontinued operations: assets held for sale	10,542	10,542
Patents, net	277,968	215,070
Deposits	117,825	10,250
Intangible Assets, net	5,625,807	-
Other assets	1,726	434
Total Assets	$10,573,479	$1,366,681
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,373,405	$294,632
Contingent Liability	980,000	-
Liabilities directly associated with assets held for sale	379,422	378,296
Total Current Liabilities	3,732,827	672,928
Long-Term Liabilities:
Note Payable, less discount of $356,167 and $750,292 in 2013 and 2012	2,704,332	249,707
Total Long-Term Liabilities	2,704,332	249,707
Total Liabilities	6,437,159	922,635
Commitments and Contingencies (note 4)
Stockholders’ equity
Series A preferred stock, $0.001 par value	-	-
Series B preferred stock, $0.001 par value	-	-
Class M preferred stock, $0.001 par value, 0 and 169,973.88 issued and outstanding at June 30, 2013 (unaudited) and December 31, 2012; no liquidation preference as of December 31, 2012	-	1,700
Common stock - 100,000,000 and 25,000,000 shares authorized, $0.001 par value, 22,381,860 and 2,771,705 shares issued and outstanding at June 30, 2013 (unaudited) and December 31, 2012, respectively	22,382	5,543
Additional paid-in capital	24,637,773	10,430,087
Accumulated deficit	(20,523,835)	(9,993,284)
Total Stockholders’ Equity	4,136,320	444,046
Total Liabilities and Stockholders’ Equity	$10,573,479	$1,366,681

* Amounts derived from the audited financial statements for the year ended December 31, 2012

The accompanying notes are an integral part of these consolidated financial statements.

MediaShift, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three month period ended June 30,		For the six months period ended June 30,
	2013	2012	2013	2012
Revenues	$2,037,188	$1,578	$3,550,500	$6,365
Cost of goods sold	(1,635,672)	(862)	(2,475,841)	(5,579)
Gross profit	401,516	716	1,074,659	786
Expenses:
General and administrative expenses	2,941,808	510,374	5,235,574	895,353
Depreciation and Amortization	95,990	5,806	151,969	9,960
Research and development expenses	125,011	43,636	191,583	94,184
Total expenses	3,162,809	559,816	5,579,126	999,497
Total operating loss	(2,761,293)	(559,100)	(4,504,467)	(998,711)
Other Income and Expense
Interest income	26	-	47	-
Other income	391,283	-	410,719	-
Interest expense	(617,267)	-	(781,525)	-
Fair value adjustment on derivative liability	35,131	-	(659,787)	-
Loss on debt extinguishment	(281,090)	-	(4,991,513)	-
Total other income and expense	(471,917)	-	(6,022,059)	-
Net loss before taxes	(3,233,210)		(10,526,526)	(998,711)
Taxes	(3,225)	-	(4,025)	(1,200)
Net loss from continuing operations	(3,236,435)	(559,100)	(10,530,551)	(999,911)
Discontinued Operations:
Gain from discontinued operations	-	-	-	-
Net loss	(3,236,435)	(559,100)	(10,530,551)	(999,911)
Net loss applicable to common shareholders	$(3,236,435)	$(559,100)	$(10,530,551)	$(999,911)

Basic and diluted weighted average shares outstanding	14,426,692	10,501,912	14,426,692	10,501,912

Per Share Amounts applicable to common shareholders for the period per share, basic and diluted:
(Loss) from continuing operations	$(0.224)	$(0.053)	$(0.730)	$(0.095)
(Loss) from discontinued operations	$(0.000)	$(0.000)	$(0.000)	$(0.000)
(Net Loss) per share	$(0.224)	$(0.053)	$(0.730)	$(0.095)

The accompanying notes are an integral part of these consolidated financial statements.

MediaShift, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three month period ended June 30,		Six month period ended June 30,
	2013	2012	2013	2012
OPERATING
Net loss	$(3,236,435)	$(559,100)	$(10,530,551)	$(999,912)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	95,990	5,806	151,969	9,960
Fair value of common stock and common stock warrants issued for services rendered	-	-	-	-
Loss on derivative liability	(35,131)	-	659,787	-
Loss on debt extinguishment	281,090	-	4,991,513	-
Stock based compensation	206,950	19,030	414,304	30,092
Amortization of Note Discount	484,271	-	539,806	-
Decrease in Contingent Liability	(393,367)	-	(393,367)	-
Changes in operating assets and liabilities, net of balances from business combinations: increase (decrease):
Accounts receivable	180,054	3,126	76,876	1,223
Other assets	(4)	(1,006)	(1,291)	(1,006)
Prepaid expenses	50,060	7,229	(30,258)	3,376
Security deposits	-	(100)	(107,575)	(9,950)
Accounts payable and accrued expenses	(588,238)	52,999	(189,868)	124,261
Liabilities directly associated with assets held for sale	-	-	1,126	-
Cash used in operating activities	(2,954,760)	(472,016)	(4,417,529)	(841,956)
INVESTING
Purchase of property and equipment, leasehold improvements and furniture	(223,239)	(4,782)	(300,192)	(46,742)
Net cash paid in acquisition of certain assets of Travora Media Inc.	-	-	(804,451)	-
Patent costs	(28,926)	(31,218)	(65,804)	(67,096)
Cash used in investing activities	(252,165)	(36,000)	(1,170,447)	(113,838)
FINANCING
Loan proceeds	822,994	657,796	7,767,344	657,796
Payments on Note Payable	(20,000)	-	(1,790,000)	-
Cash provided by financing activities	802,994	657,796	5,977,344	657,796
Net (decrease) increase in cash and cash equivalents	(2,403,931)	149,780	389,368	(297,998)
Cash and cash equivalents, beginning of period	3,696,000	200,693	902,701	648,471
Cash and cash equivalents, end of period	1,292,069	350,473	$1,292,069	$350,473
Cash paid during the year for:
Interest	$86,807	$-	$152,715	$-
Income taxes	825	-	4,025	$1,200
Non Cash Transactions
Extinguishment of debt via issuance of common stock	$1,210,793	$-	$11,604,760	$-

The accompanying notes are an integral part of these consolidated financial statements.

MediaShift, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ Equity

From December 31, 2012 through June 30, 2013

(unaudited)

	Preferred Stock		Class M Preferred		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$
Balance at December 31, 2012	-	-	169,974	1,700	2,771,705	5,543	10,430,087	(9,993,284)	444,046
Conversion of Class M Preferred to Common Stock	-	-	(169,974)	(1,700)	16,997,388	16,997	(15,297)	-	-
Par adjustment stock split	-	-	-	-	-	(2,771)	2,771	-	-
Stock based compensation	-	-	-	-	-	-	414,304	-	414,304
Issuance of warrant with debt	-	-	-	-	-	-	2,203,761	-	2,203,761
Issuance of shares to extinguish debt	-	-	-	-	2,610,903	2,611	11,602,149	-	11,604,760
Exercised options	-	-	-	-	1,864	2	(2)	-	-
Net loss for the six month period ended June 30, 2013	-	-	-		-	-	-	(10,530,551)	(10,530,551)
Balance at June 30, 2013 (unaudited)	-	-	-	-	22,381,860	22,382	24,637,773	(20,523,835)	4,136,320

The accompanying notes are an integral part of these consolidated financial statements.

MediaShift, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1 - Principal Business Activities

Interim Financial Statements

The financial statements of MediaShift, Inc. (“MediaShift”, or the “Company”), have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The balance sheet information as of December 31, 2012 was derived from the audited financial statements included in Form 10-K filed March 13, 2013. These interim financial statements should be read in conjunction with that report.

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

TNI was formed on January 14, 2013 as a Delaware Corporation. TNI acquired assets from Travora Media., Inc. related to Travora Media’s ad network business in an Asset Purchase Agreement which was effective on February 1, 2013 and which closed February 6, 2013 and therefore the financial information presented as of and for the six month period ended June 30, 2013 represents only five months of TNI operations.

Liquidity

The Company faces certain risks and uncertainties which are present in many emerging technology companies regarding product development, future profitability, ability to obtain future capital, protection of patents and property rights, competition, rapid technological change, government regulations, recruiting and retaining key personnel, and third party vendors and manufacturers.

At June 30, 2013 and December 31, 2012, we had $1,292,069 and $902,701 in cash and cash equivalents, respectively. From our incorporation through June 30, 2013, we have financed our operating cash flow needs principally through private offerings of equity securities and convertible debt.

As of June 30, 2013 and December 31, 2012, we had an accumulated deficit of $20,523,835 and $9,993,284, respectively, and had limited working capital to fund development of our technology. On November 5, 2012, the Company issued an aggregate of $500,000 in two year 10% convertible notes to two investors, and on November 7, 2012 the Company issued an aggregate of $500,000 in two year 10% convertible notes to three additional investors. The notes may be prepaid by the Company with fifteen days’ notice, and may be converted into the Company’s common stock at the lesser of 80% of the Company’s fair market value at the time of conversion or $8.00 per share. The notes were issued with two year warrants to purchase an aggregate of 100,000 common shares at $6.50 per share.

During March of 2013, the company received $6,944,350 pursuant to a private placement of 8% convertible promissory notes and warrants (see notes 5 and 6). A total of $2,250,000 of the proceeds was used to finance the TNI acquisition (note 3). The company will use the balance of the proceeds to finance the remaining financial commitments pursuant to the TNI acquisition and for working capital purposes. On March 27, 2013, all convertible notes received during the quarter from this private placement, along with accrued interest, net of discount, totaling $7,007,170, were converted into 2,335,723 common shares of the company.

On March 20, 2013, the Company received consent from the outstanding 8% promissory note holders to increase the maximum issuance from $7,000,000 to $8,500,000. The private placement was closed on April 19, 2013, and an additional $822,994 in 8% convertible promissory notes were issued. On April 26, 2013, the principal raised between March 31, 2013 and the final closing of the private placement on April 26, 2013, along with accrued interest, net of discount totaling $825,540 was converted into 275,180 common shares of the Company.

The Company anticipates being active in the capital markets in the third and fourth quarters to ensure working capital needs are met.

2 - Summary of Significant Accounting Policies

Interim  Financial Statements

The accompanying financial statements and related notes for the three month and six month periods ended June 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. The accounting policies used in preparing these interim financial statements is the same as those for the year ended December 31, 2012. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.

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

Concentration of Credit Risk

The Company conducts business with companies in Canada, New Zealand, England, Europe and Australia as part of its ongoing advertising business. This results in a number of receivables denominated in the currencies of those countries, with about $325,000 in receivables outstanding at any time. The company does not engage in hedging activities to offset the risk of exchange rate fluctuations on these payables. During the reporting period, the company incurred foreign exchange losses of $12,116.

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

Advertising

Advertising costs are charged to expense as incurred and were $149,881 and $204,768 for the three and six months ended June 30, 2013 and $0 and $15,300 for the three and six months ended June 30, 2012, respectively.

Research and Development

Research and development costs are expensed as incurred and were $125,011 and $191,583 for the three and six months ended June 30, 2013 and $43,636 and $94,184 for the three and six months ended June 30, 2012 respectively.

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

The Company recognizes stock-based compensation expense as a component of salary and other compensation expenses in the statements of operations and was $206,950 and $414,304 for the three and six months ended June 30, 2013 and $19,030 and $30,092 for the three and six months ended June 30, 2012, respectively.

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

Net Loss per Common Share

Loss per share ("EPS") is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share for the three and six months ended June 30, 2013 and 2012 because their effect would be antidilutive. The following shares were accordingly excluded from the net income/loss per share calculation.

	Six month periods ended June 30,
	2013	2012
Stock warrants	4,720,390	0
Stock options	4,109,916	589,917
Total shares excluded	8,830,306	589,917

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

Management evaluates events occurring to the date of the financial statements in determining the accounting for and disclosure of transactions and events that affect the financial statements. Subsequent events have been evaluated through August 14, 2013, which is the date financial statements were available to be issued.

3 - Business Combination - Acquisition of Ad Network Assets of Travora Media

On February 6, 2013, Travora Networks, Inc. (“TNI”), a wholly owned subsidiary of MediaShift, Inc. executed an asset purchase agreement with Travora Media, Inc. (“Travora” or “Seller”) to acquire Travora’s digital advertising network business, which was effective on February 1, 2013.  Activity from February 1st to February 6th was immaterial. Headquartered in New York City, Travora provides an established publishing network, advertiser and agency relationships, and an experienced ad sales and ad operations team. Travora represents over 300 established travel brands across desktop, tablet, and mobile platforms, including Viator, and Vayama. Travora achieved revenues of approximately $13.0 million and $10.9 million in 2011 and 2012 respectively. TNI will retain approximately 20 of Travora’s former employees and will continue to operate out of New York City.

The acquisition was accounted for using the acquisition method of accounting.  Accordingly, the assets acquired and liabilities assumed were measured at their estimated fair value at the acquisition date.  Travora’s results of operations will be included in the Company’s consolidated financial statements from February 1, 2013.

The preliminary allocation of the purchase price based on the fair value of the acquired assets, less liabilities assumed, as of February 6, 2013, amounted to $5,782,828.

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

Following the closing date, TNI prepared and delivered to the Seller a closing statement and its calculation of the working capital deficit.  The closing statement was prepared in accordance with GAAP, certified by an officer of TNI and prepared applying the same methodology as was applied by TNI and the Seller in calculating the Target Working Capital.

Following the determination of the closing statement, there is a working capital deficit, the Seller shall pay to TNI an amount equal to such working capital deficit by a reduction and forfeiture of the number of Closing Shares equal to the dollar value of such working capital deficit, or if the value of the Closing Shares is less than such working capital deficit, TNI shall reduce the amount of earnout payments owed or payable to Seller by an amount equal to the amount by which such working capital deficit exceeds the value of the Closing Shares. The analysis of working capital as of the closing date indicates that the working capital deficit (as defined in the Asset Purchase Agreement) is $796,092. Consequently, no Closing Shares will be issued to the Seller in this transaction.

The significant identifiable tangible assets acquired include primarily accounts receivable and property, plant and equipment.  Intangible assets include contracts, business relationships, trademarks and domain names.

Earnout Consideration

As part of the acquisition, TNI agreed to issue additional cash to the sellers, contingent upon TNI meeting certain operating performance targets: publisher retention goals for 360 days following the acquisition date and revenue goals for the year ending December 31, 2013. As discussed in Note 4 - “Contingent Earnout Liabilities - Travora Earnout Consideration”, the estimated fair value of the contingency was $1,382,828 on the acquisition date and $980,000 as of June 30, 2013. The change of $393,367 was recorded as a gain on Contingent Liability and is included in Other Income on the Income Statement.

Intangible Assets

Mediashift management determined the estimated fair value of intangibles acquired based on the methods described below. Based on the preliminary assessment, the acquired intangible asset categories, fair value and amortization periods, generally on a straight line basis are as follows:

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

•

The Company amortizes the intangible assets over the estimated useful lives noted above. For the publisher relationship assets, as the pattern of consumption of the economic benefits of the intangible assets cannot be reliably determined, the Company amortizes these acquired intangible assets over their estimated useful lives on a straight-line basis. Amortization commences once the asset has been placed in service.

•

These valuations are preliminary and subject to change.

The following table summarizes the fair value of the assets acquired and the liabilities assumed in thousands:

Accounts receivable	$2,716
Prepaid expenses & deposits	5
Fixed assets	91
Intangible assets	5,422
Accounts payable	(1,856)
Other accrued expense	(596)
Net assets acquired	$5,782

The significant identifiable tangible assets acquired include primarily accounts receivable and fixed assets.  The Company determined that the book value of accounts receivable reflected fair value of those assets.  The Company determined the book value of the fixed assets reflected fair value of those assets.

Supplemental Pro Forma Information for the three and six month period ended June 30, 2012

The following pro forma information for the three and six month period ended June 30, 2013 and 2012 presents the results of operations as if the TNI acquisition had occurred January 1, 2012. The supplemental pro forma information has been adjusted to include:

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

	Three month Period ended June 30,		Six month Period ended June 30,
	2013	2012	2013	2012
Revenues	$2,037,188	$2,877,219	$4,165,995	$5,433,476
Income from continuing operations, before provision for income taxes	$(3,233,210)	$(723,320)	(10,716,404)	$(1,984,306)
Income from continuing operations	$(3,236,435)	$(729,832)	(10,720,429)	$(1,992,817)
Net income	$(3,236,435)	$(729,832)	(10,720,429)	$(1,992,817)

Weighted average common shares outstanding:
Basic	14,426,692	10,501,912	14,426,692	10,501,912
Diluted	14,426,692	10,501,912	14,426,692	10,501,912

Earnings per share:
Basic - income from continuing operations	(0.2241)	$(0.0689)	$(0.7428)	$(0.1899)
Basic - net income	(0.2243)	$(0.0695)	$(0.7431)	$(0.1898)
Diluted - income from continuing operations	(0.2241)	$(0.0689)	$(0.7428)	$(0.1899)
Diluted - net income	(0.2243)	$(0.0695)	$(0.7431)	$(0.1898)

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

The estimated fair value of the Publisher Retention Earnout Payments contingent earnout consideration on the acquisition date was $67,747 on the acquisition date and $980,000 as of June 30, 2013.

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

The estimated fair value of the Revenue Goal Earnout Payments contingent consideration on the acquisition date was $1,315,081 on the acquisition date and $0 as of June 30, 2013.

Operating Leases - In January 2012, the Company entered into an operating lease agreement that commenced February 2012 for its office facility in Glendale which expires on February 19, 2014. In March, 2013, the Company entered into an operating lease agreement that commenced on May 15th for its office facility in New York which expires June 15, 2018.  On May 1st, the Company entered into an operating lease agreement that commenced on May 1, 2013 for its office facility in Newport Beach which expires on April 30, 2014.

5 - Notes Payable

8% Convertible Promissory Notes

During March of 2013, we received $6,944,350 pursuant to a private placement of 8% convertible promissory notes (the “8% Notes”). On March 20, 2013, the Company’s Board of Directors authorized an increase from maximum proceeds of $7,000,000 to maximum proceeds of $8,500,000, with a new closing date of April 5, 2013, subject to a ten business day extension at the Company’s option. As of the final closing date of April 19, 2013, a total of $7,767,344 in proceeds had been raised. On March 27, 2013, the Company exercised its option to convert all principal and accrued interest received prior to the end of the quarter to common shares (see below). On April 26, 2013, the Company exercised its option to convert all principal received following the end of the quarter and prior to the final closing date of the financing to common shares.  A total of $2,250,000 of the proceeds was used to finance the Travora acquisition. The Company will use the balance of the proceeds to finance the remaining financial commitments pursuant to the Travora acquisition and for working capital purposes. The terms of the 8% Notes are as follows:

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

The 8% Note’s conversion feature was determined to be an embedded derivative liability and therefore was bifurcated from the note and recorded at fair value at issuance and is required to be adjusted to fair value at the end of each reporting period. The collective fair value of the conversion feature at the date of issuance calculated using the Black Scholes model totaled $3,114,596. The Company recorded the fair value of the conversion feature as a contra liability offsetting the respective term loan amounts and a corresponding derivative liability, that will be marked to market at each reporting period. The 8% Notes were issued with two year warrants to purchase an aggregate of 1,294,557 common shares at $3.00 per share and 1,294,557 common shares at $6.00. The warrants are exercisable immediately after issuance and expire in 2 years. The fair value of the warrants of $4,368,649 was calculated using the Black-Scholes option pricing model at the date of issuance using the following assumptions: dividend yield of 0%, expected volatility ranging from 173% to 235%, risk free interest rate ranging from 0.09% to 0.20%, and a contractual life of two years. The Company recorded the relative fair value of the warrants of $2,203,761 to loan warrant discount as a contra liability offsetting the respective term loan amounts. The total discount attributable to the issuance of the 8% Notes was $4,928,713.  The debt discount that was amortized was $484,271, and was included as interest expense on the Income Statement. On March 27, 2013, and April 26, 2013, the 8% Notes were extinguished by the company, on those dates the collective fair value of the conversion feature was $3,114,596. Accordingly, the Company recorded the change in fair value of $659,787 as a loss on derivative liabilities for the six month period ended June 30, 2013. The 8% Notes were extinguished via the issuance of 2,610,903 shares of common stock with a fair value of $11,604,760.  The net carry value of the related debt and conversion feature was $6,613,014.  Accordingly the company recorded a $4,991,513 loss on extinguishment of debt.

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

The fair value of the conversion feature on December 31, 2012 calculated using the Black Scholes model totaled $534,251 and is reflected as a discount to the 10% Notes. The discount attributable to the issuance date aggregate fair value of the conversion options and warrants, totaling $750,292, was amortized using the straight line interest method over the term of the 10% Notes. The intrinsic value of the conversion option in the 10% Notes totaling $534,251 was calculated in accordance with ASC 470 and recorded, on the issuance date, as additional paid in capital and a corresponding reduction of the carrying value of the 10% Notes.  The discount remaining was $356,167 and $750,292 as of June 30, 2013 and December 31, 2012 respectively.

Line of Credit

In March 2011, the Company entered into a lending facility that provides for advances of up to $500,000 with interest at 12% per annum payable monthly. The facility was provided by an investor in our preferred stock.  As of June 30, 2013 and December 31, 2012, there was no balance outstanding on the facility.

In June, 2013, the Company entered into a loan agreement that provides for advances of up to $250,000 with interest at 10% per annum payable monthly, plus an origination fee of 2.5% added to the principal amount.  As of June 30, 2013, there was no balance outstanding on the agreement.

6 - Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 100,000,000 shares of Common Stock.  As of June 30, 2013, there are 22,381,860 shares of Common Stock issued and outstanding. All shares of Common Stock are entitled to participate in any distributions or dividends that may be declared by the Board of Directors, subject to any preferential dividend rights of outstanding shares of our Preferred Stock, if any. Subject to prior rights of creditors, all shares of Common Stock are entitled, in the event of our liquidation, dissolution or winding up, to participate ratably in the distribution of all our remaining assets. Our Common Stock has no preemptive or conversion rights or other subscription rights.

Preferred Stock

There are 10,000,000 shares of Preferred Stock authorized for issuance. As of June 30, 2013, there are no shares of Preferred Stock issued and outstanding.

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

Warrants and Options

As of June 30, 2013, we have the following warrants and options outstanding:

Common Stock Warrants

Warrant summary	Number of warrants outstanding	Exercise price	Maximum proceeds	Expiration Date
Warrants issued in the preferred stock private placement	184,625	$ 12.00	2,215,500	02/28/2014
Warrants issued upon conversion of preferred stock	869,750	$ 8.50	7,392,875	02/28/2014
Warrants issued our initial public offering	881,901	$ 10.00	8,819,010	02/28/2014
Warrants issued to our underwriters	95,000	$ 14.00	1,330,000	02/28/2014
Warrants issued with 10% convertible notes	100,000	$ 6.50	650,000	11/05/2014
Warrants issued with 8% convertible notes	1,294,557	$ 4.00	5,178,228	07/31/2013
Warrants issued with 8% convertible notes	1,294,557	$ 6.00	7,767,342	07/31/2014
Total	4,720,390	various	33,352,955	various

Options

We assumed the option plan of Ad-Vantage, under which options for the purchase of 3,729,916 shares of ADVN common stock were outstanding at the closing of the Merger (the “Outstanding ADVN Options”).  The Outstanding ADVN Options were converted into options to purchase 3,729,916 shares of the Company’s Common Stock after giving effect to the Automatic Conversion of the Class M Preferred stock and expire in 2021 and 2022.  At the closing of the Merger, there were 42,500 options outstanding to purchase the Company’s Common Stock which were exercised in October, 2012. Following the Merger, a total of 390,000 incentive stock options to purchase common stock were granted in October, 2012. As of June 30, 2013, there were 4,109,916 options outstanding to purchase the Company’s Common Stock.

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

As of December 31, 2012, 1,115,521 options had been granted under the ADVN Plan, and 929,917 remained outstanding at the time of the Merger, at which time they were converted into options to purchase 929,917 shares of the Company’s Common Stock for after giving effect to the Automatic Conversion of the Class M Preferred stock. No options will be granted under the ADVN Plan following the Merger.

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

The following summaries information concerning outstanding and exercisable common stock options:

	Number of Options	Weighted average exercise price per share	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2012	390,000	$7.96	6.79 years
Exercised	-
Granted	-
Conversion of Class M Preferred options
Outstanding June 30, 2013	390,000	$7.96	6.30 years
Exercisable at June 30, 2013	-	-	-

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

A summary of ADVN Class M Preferred stock option activity from December 2012 through June 30, 2013 is as follows:

	Number of Options	Weighted Average exercise price per share	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2012, Class M Preferred	37,299	$1.0493	6.47 years
Conversion of Class M Preferred options to common stock options	3,682,617
Outstanding at June 30, 2013, common stock	3,719,916	1.0490	5.98 years

The exercise price and vesting period of each stock option is specified by the Board of Directors at the time of grant. The stock options expire seven years after the grant date, except for the stock options vesting upon the Merger, which expire six years after the vesting date.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected life assumption is based on the expected life assumptions of similar entities. Expected volatility is based on actual share price volatility of similar companies of the preceding twelve months. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with an expected term ranging from 2.5 to 5 years used as the input to the Black-Scholes model. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates. During the years ended December 31, 2012 and 2011, the Company experienced no forfeitures. No options were granted in 2013 as of June 30, 2013.

The weighted average grant date fair value of options granted during 2012 amounted to $0.654 per option using the Black Scholes pricing model using the following assumptions:

Weighted average risk-free interest rate	0.90%
Expected life in years	7.00
Expected volatility	78%
Expected dividends	0

As of June 30, 2013 there was $2,476,636 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 3.43 years.

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

8 - Related Party Transactions

The Company utilizes the programming services of a company managed by its Chief Technology Officer. Payments to this company were $42,076 and $81,034 for the three and six month periods ended June 30, 2013 and $44,745 and $83,754 for the three and six month periods ended June 30, 2012, respectively.

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

10 - Subsequent Events

On July 25, 2013, the Company received consent from the Board of Directors to approve the 2013 Stock Incentive Plan.  2,000,000 shares are authorized under the plan.  1,750,000 of those shares were authorized and issued on July 25, 2013, with a strike price of $4.30, the closing price on that date.

On July 25, 2013, the Company received consent from the Board of Directors to approve an extension of the warrants of the 8% Convertible Notes to July 31, 2014.  In addition, any warrants exercised on or before September 20, 2013 shall be granted a new warrant to purchase additional common stock at $4 per share on or before July 31, 2014.

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

All continuing operations are being conducted by MediaShift’s wholly owned subsidiaries, ADVN Networks, Inc. (“ADVN”) and Travora Networks, Inc. (“TNI”). ADVN provides digital advertising software and service solutions that enable access providers and network operators to generate advertising revenues on their free and fee-based networks. TNI operates a leading digital advertising network.

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

TNI was acquired in February 2013 and therefore the financial information presented as of and for the six month period ended June 30, 2013 represents only five months of TNI operations.

Results of operations for the six month periods ended June 30, 2013 and 2012

Revenue. The Company earns revenue from ads placed on web pages viewed on internet access providers’ proprietary networks. Revenues are earned when end users view the advertisements. Revenues were $2,037,188 and $1,578 for the three months ended June 30, 2013 and 2012, and $3,550,500 and $6,365 for the six months ended June 30, 2013 and 2012.  $2,024,101 of the revenue for the three months ended June 30, 2013 and $3,533,335 of the revenue for the six months ended June 30, 2013 is a result of the acquisition.

Cost of Goods Sold.  The Company pays publishers and network providers for a share of the advertisements they placed on publisher sites and proprietary networks.  Cost of Goods Sold were $1,635,672 and $862 for the three months ended June 30, 2013 and 2012 and $2,475,841 and $5,579 for the six months ended June 30, 2013 and 2012.

General and administrative expense. General and administrative expense relates to compensation and overhead for executive officers and fees for general operational and administrative services. For the three months ending June 30, 2013 and 2012, general and administrative expenses were $2,941,808 and $510,374, respectively, and $5,235,574 and $895,353 for the six months ended June 30, 2013 and 2012. Expenses consist principally of salaries, consulting fees and office costs. Salary expense for the three months ending June 30, 2013 and 2012, including stock based compensation, was $2,060,592 and $280,232, respectively, and for the six months ended June 30, 2013 and 2012, $3,420,645 and $491,280.

Depreciation and Amortization.  Depreciation and Amortization expense for the three months ending June 30, 2013 and 2012 was $95,990 and $5,806, respectively, and for the six months ending June 30, 2013 and 2012, $151,969 and $9,960.  The increase in 2013 was primarily due to the amortization of publisher relationships related to the acquisition and an increase in depreciable property.

Research and Development. Research and development costs are expensed as incurred and were $125,011 and $43,636 for the three months ended June 30, 2013 and 2012 respectively and $191,583 and $94,184 for the six months ended June 30, 2013 and 2012.

Interest expense. Interest expense for the three months ending June 30, 2013 and 2012 was $617,267 and $0, respectively, and for the six months ended June 30, 2013 was $781,525 and $0. The increase in 2013 was principally due to the issuance of $1,000,000 of two year 10% convertible notes to five investors in November, 2012, $7,767,344 of 8% convertible notes to multiple investors during the first and second quarter of 2013, and a $2,250,000 loan assumed in the acquisition of TNI and amortization of Note Discount of $484,271 related to the 8% Notes.

Fair Value adjustment on derivative liability. The fair value adjustment on the derivative liability was $(35,131) and $0 for the three month ended June 30, 2013 and 2012 and $659,787 and $0 for the six months ended June 30, 2013 and 2012.  The loss in 2013 is related to the conversion of the 8% convertible debt. (note 5)

Loss on debt extinguishment.  Loss on extinguishment for the three months ending June 30, 2013 and 2012 was $281,090 and $0 and for the six months ended June 30, 2013 and 2012 was $4,991,513 and $0.  The loss in 2013 is related to the conversion of the 8% convertible debt (note 5)

Interest income. Interest for the three months ending June 30, 2013 and 2012 was $26 and $0, respectively, and $47 and $0 for the six months ended June 30, 2013. Interest income is from temporary investment of operating cash.

Other Income.  Other income for the three months ending June 30, 2013 and 2012 was $391,283 and $0, respectively and $410,719 and $0 for the six months ended June 30,2013.  The other income in 2013 is related to funds in a bank account related the reverse merger with JMG that was not previously disclosed, and a gain on the contingent liability.

Income taxes. The Company files income tax returns in the U.S. federal jurisdiction and California. There are currently no income tax examinations underway for these jurisdictions, although the tax years ended December 31, 2012 and 2011 are all still open for examination.  Beginning in 2013, returns will also be filed in Florida, Illinois, Georgia and New York.

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

Liquidity and capital resources

Cash flows and capital expenditures

At June 30, 2013 and December 31, 2012, we had $1,292,069 and $902,701 in cash and cash equivalents, respectively. Since our incorporation through June 30, 2013, we have financed our operating cash flow needs principally through private offerings of equity securities and convertible debt.

As of June 30, 2013 and December 31, 2012, we had an accumulated deficit of $20,523,835 and $9,993,284, respectively, and had limited working capital to fund development of our technology. On November 5, 2012, the Company issued an aggregate of $500,000 in two year 10% convertible notes to two investors, and on November 7, 2012 the Company issued an aggregate of $500,000 in two year 10% convertible notes to three additional investors. The notes may be prepaid by the Company with fifteen days’ notice, and may be converted into the Company’s common stock at the lesser of 80% of the Company’s fair market value at the time of conversion or $8.00 per share. The notes were issued with two year warrants to purchase an aggregate of 100,000 common shares at $6.50 per share.

During the first and second quarter of 2013, we have received approximately $7,700,000 pursuant to a private placement of 8% convertible promissory notes to multiple investors. A total of $2,250,000 of the proceeds was used to finance the Travora acquisition. We will use the balance of the proceeds to finance our remaining financial commitments pursuant to the Travora acquisition and for working capital purposes. On March 27, 2013 and April 26, 2013, all convertible notes, including $65,366 of accrued interest, net of discount, from this private placement were converted to common stock.

The Company anticipates being active in capital markets in the third and fourth quarters to increase our working capital position.

We have the following warrants outstanding as of June 30, 2013:

Warrant summary	Number of warrants outstanding	Exercise price	Maximum proceeds	Expiration Date
Warrants issued in the preferred stock private placement	184,625	$ 12.00	2,215,500	02/28/2014
Warrants issued upon conversion of preferred stock	869,750	$ 8.50	7,392,875	02/28/2014
Warrants issued our initial public offering	881,901	$ 10.00	8,819,010	02/28/2014
Warrants issued to our underwriters	95,000	$ 14.00	1,330,000	02/28/2014
Warrants issued with 10% convertible notes	100,000	$ 6.50	650,000	11/05/2014
Warrants issued with 8% convertible notes	1,294,557	$ 4.00	5,178,228	07/31/2013
Warrants issued with 8% convertible notes	1,294,557	$ 6.00	7,767,342	07/31/2014
Total	4,720,390	various	33,352,955	various

Cash flow used in operations.

Cash utilized by operating activities was $2,954,760 for the three months ended June 30, 2013. The use of cash was included in the net loss for the period of $3,236,435, but offset by a decrease in accounts payable and accrued liabilities of $588,238. The use of cash was a smaller contributor to net loss than non-cash components: stock based compensation of $206,950, depreciation of $95,990, note discount amortization of $484,271, the gain on derivative liability of $35,131, loss on debt extinguishment of $281,090 and gain on contingent liability of $393,367. Further uses of cash included the following: $180,054 decrease in accounts receivable, $4 increase in other assets, $50,060 decrease in prepaid expenses.

Cash utilized by operating activities was $472,016 for the three months ended June 30, 2012. The use of cash was included in the net loss for the period of $559,100, but offset by an increase in accounts payable and accrued liabilities of $52,999. The use of cash was a smaller contributor to net loss than non-cash components: stock based compensation of $19,030, depreciation of $5,806. Further uses of cash included the following: $3,126 decrease in accounts receivable, $7,229 decrease in prepaid expenses, $1,006 increase in other assets and $100 decrease in security deposits.

Cash flow provided by investing activities.

Cash used by investing activities was $252,165 for the three months ended June 30, 2013. The use of cash was attributable to capitalized patent costs of $28,926, and $223,239 for purchase of computer equipment, leasehold improvements, and furniture.

Cash used by investing activities was $36,000 for the three month ended June 30, 2012. The use of cash was attributable to capitalized patent costs of $31,218 and $4,782 for purchase of computer equipment, leasehold improvements, and furniture.

Cash flow provided by financing activities.

Cash provided by financing activities was $802,994 for the three months ended June 30, 2013. The proceeds of cash were principally attributable to the proceeds from the private placement of 8% convertible promissory notes of $822,994 and note repayments of $20,000.

Cash provided by financing activities was $657,796 for the three months ended June 30, 2012.  The proceeds of cash were principally attributable to the sale of preferred stock and warrants.

Discontinued Operations - Spin-off of Oil and Gas Properties

In connection with the Merger, the Company agreed to sell the existing oil and gas properties identified in its 2011 form 10-K as soon as practible following the Merger or, at its option, spin those assets off to the benefit of Company's pre-Merger shareholders. As of November 21, 2012, the Board of Directors authorized management, following a determination that the Oil and Gas properties were not material to the Company's operations, assets or future commercial activity, to undertake a spin-off of those properties. A new corporation, JMG Oil, has been formed to facilitate the spinoff, and the Company is in negotiations with external sources of financing to provide funding to JMG Oil following the transfer of the Oil and Gas properties to JMG Oil in exchange for equity ownership in that company. We anticipate that we will complete the spinoff during the second or third quarter of 2013.

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

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MediaShift, Inc

Date: August 14, 2013	By:/s/David Grant
David Grant
Chief Executive Officer