Form 10-Q
period 2013-09-30
MediaShift, Inc.
filed 2013-11-14
CIK 1299967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

     The number of shares outstanding of Registrant’s common stock, par value $0.001, as of November 14, 2013, was 22,498,527.

MediaShift, Inc.
Index to Form 10-Q Quarterly Report
to the Securities and Exchange Commission

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MediaShift, Inc.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2013	December 31, 2012 *
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$801,224	$902,701
Accounts receivable, net	1,580,686	6,240
Prepaid expenses	77,106	57,625
Total current assets	2,459,016	966,566
Property and equipment, net of depreciation	498,108	163,819
Discontinued operations: assets held for sale	10,542	10,542
Deposits	118,250	10,250
Intangible Assets, net	5,860,436	215,070
Other assets	1,725	434
Total Assets	$8,948,077	$1,366,681
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,718,098	$294,632
Contingent Liability	980,000	-
Liabilities directly associated with assets held for sale	379,422	378,296
Total Current Liabilities	4,077,520	672,928
Long-Term Liabilities:
Note Payable, less discount of $289,386 and $750,292 in 2013 and 2012	3,236,857	249,707
Total Long-Term Liabilities	3,236,857	249,707
Total Liabilities	7,314,377	922,635
Commitments and Contingencies (note 4)
Stockholders’ equity
Series A preferred stock, $0.001 par value	-	-
Series B preferred stock, $0.001 par value	-	-
Class M preferred stock, $0.001 par value, 0 and 169,973.88 issued and outstanding at September 30, 2013 (unaudited) and December 31, 2012; no liquidation preference as of December 31, 2012	-	1,700
Common stock - 100,000,000 and 25,000,000 shares authorized, $0.001 par value, 22,498,527 and 2,771,705 shares issued and outstanding at September 30, 2013 (unaudited) and December 31, 2012, respectively	22,499	5,543
Additional paid-in capital	27,607,436	10,430,087
Accumulated deficit	(25,996,235)	(9,993,284)
Total Stockholders’ Equity	1,633,700	444,046
Total Liabilities and Stockholders’ Equity	$8,948,077	$1,366,681

* Amounts derived from the audited financial statements for the year ended December 31, 2012

The accompanying notes are an integral part of these consolidated financial statements.

MediaShift, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three month period ended September 30,		For the nine months period ended September 30,
	2013	2012	2013	2012
Revenues	$1,507,690	$485	$5,058,190	$6850
Cost of goods sold	(1,293,810)	(262)	(3,769,652)	(5,841)
Gross profit	213,880	223	1,288,538	1,009
Expenses:
General and administrative expenses	3,720,481	3,484,506	8,956,054	4,378,355
Depreciation and Amortization	97,909	6,572	249,878	16,532
Research and development expenses	110,097	41,676	301,680	137,360
Total expenses	3,928,487	3,532,754	9,507,612	4,532,247
Total operating loss	(3,714,607)	(3,532,531)	(8,219,074)	(4,531,238)
Other Income and Expense
Interest income	4	-	51	-
Other income	12,780	-	423,499	-
Interest expense	(487,782)	-	(1,269,307)	-
Fair value adjustment on derivative liability	-	-	(659,787)	-
Loss on debt extinguishment	-	-	(4,991,513)	-
Total other income and expense	(474,998)	-	(6,497,057)	-
Net loss before taxes	(4,189,605)	(3,532,531)	(14,716,131)	(4,531,238)
Taxes	-	(800)	(4,025)	(2,000)
Net loss from continuing operations	(4,189,605)	(3,533,331)	(14,720,156)	(4,533,238)
Discontinued Operations:
Gain from discontinued operations	-	4,423	-	4,423
Net loss	(4,189,605)	(3,528,908)	(14,720,156)	(4,528,815)
Net loss applicable to common shareholders	$(4,189,605)	$(3,528,908)	$(14,720,156)	$(4,528,815)

Basic and diluted weighted average shares outstanding	17,129,777	10,534,278	17,129,777	10,534,278

Per Share Amounts applicable to common shareholders for the period per share, basic and diluted:
(Loss) from continuing operations	$(0.245)	$(0.335)	$(0.859)	$(0.430)
(Loss) from discontinued operations	$(0.000)	$(0.000)	$(0.000)	$(0.000)
(Net Loss) per share	$(0.245)	$(0.335)	$(0.859)	$(0.430)

The accompanying notes are an integral part of these consolidated financial statements.

MediaShift, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three month period ended September 30,		Nine month period ended September 30,
	2013	2012	2013	2012
OPERATING
Net loss	$(4,189,605)	$(3,528,908)	$(14,720,156)	$(4,528,815)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	97,909	6,572	249,878	16,532
Fair value of common stock warrants issued	270,185	-	270,185	-
Loss on derivative liability	-	-	659,787	-
Loss on debt extinguishment	-	-	4,991,513	-
Stock based compensation	829,377	2,684,115	1,243,681	2,714,207
Amortization of Note Discount	118,146	-	657,952	-
Decrease in Contingent Liability	-	-	(393,367)	-
Changes in operating assets and liabilities, net of balances from business combinations: increase (decrease):
Accounts receivable	1,064,678	613	1,141,554	1,836
Other assets	-	(1,132)	(1,291)	(2,138)
Prepaid expenses	15,777	8,042	(14,481)	11,418
Security deposits	(425)	(200)	(108,000)	(10,150)
Accounts payable and accrued expenses	344,828	(3,215)	154,960	121,043
Liabilities directly associated with assets held for sale	-	-	1,126	-
Cash used in operating activities	(1,449,130)	(834,113)	(5,866,659)	(1,676,067)
INVESTING
Purchase of property and equipment, leasehold improvements and furniture	(25,008)	(60,301)	(325,200)	(107,043)
Net cash paid in acquisition of certain assets of Travora Media Inc.	-	-	(804,451)	-
Patent costs	(18,375)	(17,050)	(84,179)	(84,146)
Cash used in investing activities	(43,383)	(77,351)	(1,213,830)	(191,189)
FINANCING
Loan proceeds	535,000	-	8,302,344	-
Payments on Note Payable	-	-	(1,790,000)	-
Net Cash from JMG	-	1,509,736	-	1,509,736
Net Cash from the Exercise of Warrants and Options	466,668	-	466,668	55,797
Net proceeds from issuance of preferred stock	-	-	-	602,000
Cash provided by financing activities	1,001,668	1,509,736	6,979,012	2,167,533
Net (decrease) increase in cash and cash equivalents	(490,845)	598,272	(101,477)	300,277
Cash and cash equivalents, beginning of period	1,292,069	350,476	902,701	648,471
Cash and cash equivalents, end of period	801,224	948,748	$801,224	$948,748
Cash paid during the year for:
Interest	$100,861	$-	$253,576	$-
Income taxes	-	800	4,025	$2,000
Non Cash Transactions
Extinguishment of debt via issuance of common stock	$-	$-	$11,604,760	$-
Dividend of affiliated entity	-	20,894	-	20,894

The accompanying notes are an integral part of these consolidated financial statements.

MediaShift, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ Equity

From December 31, 2012 through September 30, 2013

(unaudited)

	Preferred Stock		Class M Preferred		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$
Balance at December 31, 2012	-	-	169,974	1,700	2,771,705	5,543	10,430,087	(9,993,284)	444,046
Conversion of Class M Preferred to Common Stock	-	-	(169,974)	(1,700)	16,997,388	16,997	(15,297)	-	-
Par adjustment stock split	-	-	-	-	-	(2,771)	2,771	-	-
Stock based compensation	-	-	-	-	-	-	1,243,681	-	1,243,681
Issuance of warrant with debt	-	-	-	-	-	-	2,324,516	-	2,324,516
Issuance of shares to extinguish debt	-	-	-	-	2,610,903	2,611	11,602,149	-	11,604,760
Exercised options	-	-	-	-	1,864	2	(2)	-	-
Extension of Warrants	-	-	-	-	-	-	1,282,795	(1,282,795)	-
Warrants Exercised	-	-	-	-	116,667	117	466,551	-	466,668
Issuance of Replacement Warrants	-	-	-	-	-	-	270,185	-	270,185
Net loss for the nine month period ended September 30, 2013	-	-	-	-	-	-	-	(14,720,156)	(14,720,156)
Balance at September 30, 2013 (unaudited)	-	-	-	-	22,498,527	22,499	27,607,436	(25,996,235)	1,633,700

The accompanying notes are an integral part of these consolidated financial statements.

MediaShift, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1 - Principal Business Activities

Interim Financial Statements

The financial statements of MediaShift, Inc. (“MediaShift”, or the “Company”), have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The balance sheet information as of December 31, 2012 was derived from the audited financial statements included in Form 10-K filed March 13, 2013. These interim financial statements should be read in conjunction with that report.

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

TNI was formed on January 14, 2013 as a Delaware Corporation. TNI acquired assets from Travora Media., Inc. related to Travora Media’s ad network business in an Asset Purchase Agreement which was effective on February 1, 2013 and which closed February 6, 2013 and therefore the financial information presented as of and for the nine month period ended September 30, 2013 represents only eight months of TNI operations.

Liquidity

The Company faces certain risks and uncertainties which are present in many emerging technology companies regarding product development, future profitability, ability to obtain future capital, protection of patents and property rights, competition, rapid technological change, government regulations, recruiting and retaining key personnel, and third party vendors and manufacturers.

At September 30, 2013 and December 31, 2012, we had $801,224 and $902,701 in cash and cash equivalents, respectively. From our incorporation through September 30, 2013, we have financed our operating cash flow needs principally through private offerings of equity securities and convertible debt.

As of September 30, 2013 and December 31, 2012, we had an accumulated deficit of $25,996,235 and $9,993,284, respectively, and had limited working capital to fund development of our technology. On November 5, 2012, the Company issued an aggregate of $500,000 in two year 10% convertible notes to two investors, and on November 7, 2012 the Company issued an aggregate of $500,000 in two year 10% convertible notes to three additional investors. The notes may be prepaid by the Company with fifteen days’ notice, and may be converted into the Company’s common stock at the lesser of 80% of the Company’s fair market value at the time of conversion or $8.00 per share. The notes were issued with two year warrants to purchase an aggregate of 100,000 common shares at $6.50 per share.

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

On March 20, 2013, the Company received consent from the outstanding 8% promissory note holders to increase the maximum issuance from $7,000,000 to $8,500,000 (see notes 5 and 6). The private placement was closed on April 19, 2013, and an additional $822,994 in 8% convertible promissory notes were issued. On April 26, 2013, the principal raised between March 31, 2013 and the final closing of the private placement on April 26, 2013, along with accrued interest, net of discount totaling $825,540 was converted into 275,180 common shares of the Company.

On July 25, 2013, the Company received consent from the Board of Directors to approve an extension of the $4 warrants of the 8% Convertible Notes from July 31, 2013 to July 31, 2014 (see notes 5 and 6).  In addition, any warrants exercised on or before September 20, 2013 were granted a new warrant to purchase additional common stock at $4 per share on or before July 31, 2014.  The fair value of the warrants extension of $1,282,795 was calculated using the Black-Scholes option pricing model.  116,667 warrants were exercised and replaced, which resulted in net proceeds of $466,668.  The fair value of the warrant replacement of $270,185 was calculated using the Black-Scholes option pricing model.

On September 16, 2013, the Company issued $35,000 in a one year 10% convertible note to one investor (see notes 5 and 6). The 10% Notes were issued with one year warrants to purchase ½ of a Warrant for every 3.50 invested of common shares at $4.00 per share. The warrants are exercisable immediately after issuance and expire in 1 year.

On September 17, 2013, the Company issued $500,000 in a 90 day 12% promissory notes to two investors (see notes 5 and 6).  The 12% Notes may be prepaid in whole or in part at any time without premium, penalty or prior written notice.  The 12% interest is payable monthly.  The principal amount is due and payable December 17, 2013, provided, however, that a payment of $250,000 is due on the date the Company raises $1,000,000 in debt or equity capital; and provided, further, that the balance of the Principal Amount is due on the date the Company raises $2,000,000 in debt or equity capital.

The Company anticipates being active in the capital markets in the fourth quarter of 2013 and first quarter of 2014 to ensure working capital needs are met.

2 - Summary of Significant Accounting Policies

Interim  Financial Statements

The accompanying financial statements and related notes for the three month and nine month periods ended September 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. The accounting policies used in preparing these interim financial statements is the same as those for the year ended December 31, 2012. In the opinion of management, all adjustments considered necessary for a fair statement of the results for interim periods have been included.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exits, collection of the related receivable is reasonably assured, the fees are fixed or determinable, and as services are provided.  Income is recognized as earned when an ad is either placed for viewing by a visitor to a member network publisher or internet access providers’ proprietary networks or when the customer “clicks through” on the ad, depending on the terms with the individual advertisers.  In certain cases, the Company records revenue based on industry accepted information from third parties.  The Company accrues any revenue sharing percentage with the network provider at the same time. For Wi-Fi Providers, the Company records revenue net of the revenue sharing agreements.

Concentration of Credit Risk

The Company conducts business with companies in Canada, New Zealand, England, Europe and Australia as part of its ongoing advertising business. This results in a number of receivables denominated in the currencies of those countries, with about $325,000 in receivables outstanding at any time. The company does not engage in hedging activities to offset the risk of exchange rate fluctuations on these payables. During the the three months ended September 30, 2013, the company incurred foreign exchange losses of $10,283.

Allowance for Doubtful Accounts

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

Advertising

Advertising costs are charged to expense as incurred and were $67,732 and $272,501 for the three and nine months ended September 30, 2013 and $18,810 and $40,239 for the three and nine months ended September 30, 2012, respectively.

Research and Development

Research and development costs are expensed as incurred and were $110,097 and $301,680 for the three and nine months ended September 30, 2013 and $41,676 and $137,360 for the three and nine months ended September 30, 2012 respectively.

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

The Company recognizes stock-based compensation expense as a component of salary and other compensation expenses in the statements of operations and was $829,377 and $1,243,681 for the three and nine months ended September 30, 2013 and $2,684,115 and $2,714,207 for the three and nine months ended September 30, 2012, respectively.

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

Net Loss per Common Share

Loss per share ("EPS") is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share for the three and nine months ended September 30, 2013 and 2012 because their effect would be antidilutive. The following shares were accordingly excluded from the net income/loss per share calculation.

	Nine month periods ended September 30,
	2013	2012
Stock warrants	4,785,390	4,062,551
Stock options	5,645,416	1,115,521
Total shares excluded	10,430,806	5,178,072

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

Management evaluates events occurring to the date of the financial statements in determining the accounting for and disclosure of transactions and events that affect the financial statements. Subsequent events have been evaluated through November 14, 2013, which is the date financial statements were available to be issued.

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

The preliminary allocation of the purchase price based on the fair value of the acquired assets, less liabilities assumed, as of February 6, 2013, amounted to $5,782,828. An additional adjustment of $304,451 was made subsequent to February 6, 2013, therefore the total consideration was $6,087,279.

The fair value of the consideration to Seller is as follows:

Cash consideration to Seller		$ 804,451
Payment of Eastward Capital Partners debt		1,750,000
Assumption of Eastward Capital Partners debt		2,250,000
Balance of consideration to be paid in MediaShift common stock	700,000
Less allowance for audit expenses	(70,000)
Less amount of Aged Accounts Payable	(138,000)
Less estimated reduction for Target Working Capital deficiency	(592,000)	(100,000)
		4,704,451
Contingent consideration:
Earn-out consideration for publisher retention		67,747
Earn-out consideration for revenue targets		1,315,081
Total consideration		$ 6,087,279

As part of the purchase price paid in the transaction, TNI assumed Seller’s $4,000,000 obligations to Eastward Capital Partners.

The significant identifiable tangible assets acquired include primarily accounts receivable and property, plant and equipment.  Intangible assets include contracts, business relationships, trademarks and domain names.

Earnout Consideration

As part of the acquisition, TNI agreed to issue additional cash to the sellers, contingent upon TNI meeting certain operating performance targets: publisher retention goals for 360 days following the acquisition date and revenue goals for the year ending December 31, 2013. As discussed in Note 4 - “Contingent Earnout Liabilities - Travora Earnout Consideration”, the estimated fair value of the contingency was $1,382,828 on the acquisition date and $980,000 as of September 30, 2013. Changes are recorded as a gain or loss on the Contingent Liability and are included in Other Income on the Income Statement.  The changes were a gain of $0 and $393,367 for the three and nine months ending September 30, 2013.  This includes a reserve for other adjustments of $9,461.

The following table summarizes the fair value of the assets acquired and the liabilities assumed in thousands:

Accounts receivable	$2,716
Prepaid expenses & deposits	5
Fixed assets	91
Intangible assets	5,726
Accounts payable	(1,856)
Other accrued expense	(596)
Net assets acquired	$6,086

Intangible Assets

Mediashift management determined the estimated fair value of intangibles acquired based on the methods described below. Based on the preliminary assessment, the acquired intangible asset categories, fair value and amortization periods, generally on a straight line basis are as follows:

	Fair Value at 2/6/2013	Amortization Period
Trademark Portfolio	$ 856,890	Indefinite
Publisher Relationships	3,573,596	15 years
Goodwill	1,296,387	N/A
Total Intangible	$5,726,873

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

Supplemental Pro Forma Information for the three and nine month period ended September 30, 2013 and 2012

The following pro forma information for the three and six month period ended September 30, 2013 and 2012 presents the results of operations as if the TNI acquisition had occurred January 1, 2012. The supplemental pro forma information has been adjusted to include:

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

	Three month Period ended September 30,		Nine month Period ended September 30,
	2013	2012	2013	2012
Revenues	$ 1,507,690	$ 2,934,027	$5,673,685	$ 8,367,502
Income (Loss) from continuing operations, before provision for income taxes	$(4,189,605)	$ (3,532,531)	(14,906,009)	$ (6,075,194)
Income (Loss) from continuing operations	$(4,189,605)	$ (3,533,331)	(14,910,034)	$ (6,096,426)
Net Income (Loss)	$(4,189,605)	$ (3,533,331)	(14,910,034)	$ (6,092,003)

Weighted average common shares outstanding:
Basic	17,129,777	10,534,278	17,129,777	10,534,278
Diluted	17,129,777	10,534,278	17,129,777	10,534,278

Earnings per share:
Basic - Income (Loss) from continuing operations	(0.2446)	$(0.3770)	$(0.8702)	$(0.5767)
Basic - Net Income (Loss)	(0.2446)	$(0.3782)	$(0.8704)	$(0.5787)
Diluted – Income (Loss) from continuing operations	(0.2446)	$(0.3770)	$(0.8702)	$(0.5767)
Diluted - Net Income (Loss)	(0.2446)	$(0.3782)	$(0.8704)	$(0.5787)

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

The estimated fair value of the Publisher Retention Earnout Payments contingent earnout consideration on the acquisition date was $67,747 on the acquisition date and $980,000 as of September 30, 2013.  Changes are recorded as a gain or loss on the Contingent Liability and are included in Other Income on the Income Statement.  The changes were a loss of $0 and $912,253 for the three and nine months ending September 30, 2013.

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

The estimated fair value of the Revenue Goal Earnout Payments contingent consideration on the acquisition date was $1,315,081 on the acquisition date and $0 as of September 30, 2013. Changes are recorded as a gain or loss on the Contingent Liability and are included in Other Income on the Income Statement.  The changes were a gain of $0 and $1,315,081 for the three and nine months ending September 30, 2013.

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

5 - Notes Payable

8% Convertible Promissory Notes

During March of 2013, we received $6,944,350 pursuant to a private placement of 8% convertible promissory notes (the “8% Notes”). On March 20, 2013, the Company’s Board of Directors authorized an increase from maximum proceeds of $7,000,000 to maximum proceeds of $8,500,000, with a new closing date of April 5, 2013, subject to a ten business day extension at the Company’s option. As of the final closing date of April 19, 2013, a total of $7,767,344 in proceeds had been raised. On March 27, 2013, the Company exercised its option to convert all principal and accrued interest received prior to the end of the quarter to common shares (see below). On April 26, 2013, the Company exercised its option to convert all principal received following the end of the quarter and prior to the final closing date of the financing to common shares.  A total of $2,250,000 of the proceeds was used to finance the Travora acquisition. The Company used the balance of the proceeds to finance the remaining financial commitments pursuant to the Travora acquisition and for working capital purposes. The terms of the 8% Notes are as follows:

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

The 8% Note’s conversion feature was determined to be an embedded derivative liability and therefore was bifurcated from the note and recorded at fair value at issuance and is required to be adjusted to fair value at the end of each reporting period. The collective fair value of the conversion feature at the date of issuance calculated using the Black Scholes model totaled $3,114,596. The Company recorded the fair value of the conversion feature as a contra liability offsetting the respective term loan amounts and a corresponding derivative liability, that will be marked to market at each reporting period. The 8% Notes were issued with two year warrants to purchase an aggregate of 1,294,557 common shares at $4.00 per share and 1,294,557 common shares at $6.00. The warrants are exercisable immediately after issuance and expire in 2 years. The fair value of the warrants of $4,368,649 was calculated using the Black-Scholes option pricing model at the date of issuance using the following assumptions: dividend yield of 0%, expected volatility ranging from 173% to 235%, risk free interest rate ranging from 0.09% to 0.20%, and a contractual life of two years. The Company recorded the relative fair value of the warrants of $2,203,761 to loan warrant discount as a contra liability offsetting the respective term loan amounts. The total discount attributable to the issuance of the 8% Notes was $4,928,713.  The debt discount that was amortized was $484,271, and was included as interest expense on the Income Statement. On March 27, 2013, and April 26, 2013, the 8% Notes were extinguished by the company, on those dates the collective fair value of the conversion feature was $3,114,596. Accordingly, the Company recorded the change in fair value of $659,787 as a loss on derivative liabilities for the six month period ended June 30, 2013. The 8% Notes were extinguished via the issuance of 2,610,903 shares of common stock with a fair value of $11,604,760.  The net carry value of the related debt and conversion feature was $6,613,014.  Accordingly the company recorded a $4,991,513 loss on extinguishment of debt.

On July 25, 2013, the Company received consent from the Board of Directors to approve an extension of the $4 warrants of the 8% Convertible Notes from July 31, 2013 to July 31, 2014.  In addition, any warrants exercised on or before September 20, 2013 were granted a new warrant to purchase additional common stock at $4 per share on or before July 31, 2014.  The fair value of the warrants extension of $1,282,795 was calculated using the Black-Scholes option pricing model.  116,667 warrants were exercised and replaced, which resulted in net proceeds of $466,668.  The fair value of the warrant replacement of $270,185 was calculated using the Black-Scholes option pricing model.

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

The fair value of the conversion feature on December 31, 2012 calculated using the Black Scholes model totaled $534,251 and is reflected as a discount to the 10% Notes. The discount attributable to the issuance date aggregate fair value of the conversion options and warrants, totaling $750,292, was amortized using the straight line interest method over the term of the 10% Notes. The intrinsic value of the conversion option in the 10% Notes totaling $534,251 was calculated in accordance with ASC 470 and recorded, on the issuance date, as additional paid in capital and a corresponding reduction of the carrying value of the 10% Notes.  The discount remaining was $289,386 and $750,292 as of September 30, 2013 and December 31, 2012 respectively.

On September 16, 2013, the Company issued $35,000 in a one year 10% convertible note to one investor. The 10% Notes may be prepaid by the Company with fifteen days’ notice, and may be converted into the Company’s common stock  at $3.50 provided the per share trading price of the Common Stock is at least $6.00 per share for five consecutive trading days prior to such conversion. The 10% Notes were issued with one year warrants to purchase ½ of a Warrant for every 3.50 invested of common shares at $4.00 per share. The warrants are exercisable immediately after issuance and expire in 1 year. The fair value of the warrants of $5,686 was calculated using the Black-Scholes option pricing model at the date of issuance using the following assumptions: dividend yield of 0%, expected volatility of 155%, risk free interest rate of 0.04% and a contractual life of one year. The Company recorded the fair value of the warrants of $5,686 to loan warrant discount as a contra liability offsetting the respective term loan amounts on the Balance Sheet.

12% Promissory Notes

On September 17, 2013, the Company issued $500,000 in a 90 day 12% promissory notes to two investors.  The 12% Notes may be prepaid in whole or in part at any time without premium, penalty or prior written notice.  The 12% interest is payable monthly.  The principal amount is due and payable December 17, 2013, provided, however, that a payment of $250,000 is due on the date the Company raises $1,000,000 in debt or equity capital; and provided, further, that the balance of the Principal Amount is due on the date the Company raises $2,000,000 in debt or equity capital.

Line of Credit

In March 2011, the Company entered into a lending facility that provides for advances of up to $500,000 with interest at 12% per annum payable monthly. The facility was provided by an investor in our preferred stock.  On September 17, 2013, the line of credit expired, and no advances are available. As of September 30, 2013 and December 31, 2012, there was no balance outstanding on the facility.

In June, 2013, the Company entered into a loan agreement that provides for advances of up to $250,000 with interest at 10% per annum payable monthly, plus an origination fee of 2.5% added to the principal amount.  As of September 30, 2013, there was no balance outstanding on the agreement.

6 - Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 100,000,000 shares of Common Stock.  As of September 30, 2013, there are 22,498,527 shares of Common Stock issued and outstanding. All shares of Common Stock are entitled to participate in any distributions or dividends that may be declared by the Board of Directors, subject to any preferential dividend rights of outstanding shares of our Preferred Stock, if any. Subject to prior rights of creditors, all shares of Common Stock are entitled, in the event of our liquidation, dissolution or winding up, to participate ratably in the distribution of all our remaining assets. Our Common Stock has no preemptive or conversion rights or other subscription rights.

Preferred Stock

There are 10,000,000 shares of Preferred Stock authorized for issuance. As of September 30, 2013, there are no shares of Preferred Stock issued and outstanding.

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

Warrants and Options

As of September 30, 2013, we have the following warrants and options outstanding:

Common Stock Warrants

Warrant summary	Number of warrants outstanding	Exercise price	Maximum proceeds	Expiration Date
Warrants issued in the preferred stock private placement	184,625	$ 12.00	2,215,500	02/28/2014
Warrants issued upon conversion of preferred stock	869,750	$ 8.50	7,392,875	02/28/2014
Warrants issued our initial public offering	881,901	$ 10.00	8,819,010	02/28/2014
Warrants issued to our underwriters	95,000	$ 14.00	1,330,000	02/28/2014
Warrants issued with 10% convertible notes	100,000	$ 6.50	650,000	11/05/2014
Warrants issued with 8% convertible notes	1,294,557	$ 4.00	5,178,228	07/31/2014
Warrants issued with 8% convertible notes	1,294,557	$ 6.00	7,767,342	07/31/2014
Warrants issued with 10% convertible notes	5,000	$ 4.00	20,000	09/16/2014
Warrants issued with 12% convertible notes	60,000	$ 4.00	240,000	09/17/2014
Total	4,785,390	various	33,612,955	various

Options

We assumed the option plan of Ad-Vantage, under which options for the purchase of 3,729,916 shares of ADVN common stock were outstanding at the closing of the Merger (the “Outstanding ADVN Options”).  The Outstanding ADVN Options were converted into options to purchase 3,729,916 shares of the Company’s Common Stock after giving effect to the Automatic Conversion of the Class M Preferred stock and expire in 2021 and 2022.  At the closing of the Merger, there were 42,500 options outstanding to purchase the Company’s Common Stock which were exercised in October, 2012. Following the Merger, a total of 390,000 incentive stock options to purchase common stock were granted in October, 2012. As of September 30, 2013, there were 5,645,416 options outstanding to purchase the Company’s Common Stock.

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

The Mediashift Board of Directors adopted the 2013 Stock Incentive Plan in July 2013. The 2013 Stock Incentive Plan provides long-term incentives to employees, officers, directors, consultants and other service providers upon whose judgment, initiative and efforts the successful conduct and development of the Company’s business largely depends, and to provide additional incentives to such persons to devote their utmost effort and skill to the advancement and betterment of the Company, by providing them an opportunity to participate in the ownership of the Company and thereby have an interest in the success and increased value of the Company.  Provisions such as vesting, repurchase and exercise conditions and limitations were determined by the Mediashift Board of Directors on the adoption date. The total number of shares that could be issued pursuant to the 2013 Stock Incentive Plan could not exceed 2,000,000 shares, subject to adjustment in the event of certain recapitalizations, reorganizations, and similar transactions.

The following summarizes information concerning outstanding and exercisable common stock options:

	Number of Options	Weighted average exercise price per share	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2012	390,000	$7.96	6.79 years
Exercised	-
Granted	-
Outstanding September 30, 2013	1,925,500	$4.27	9.84 years
Exercisable at September 30, 2013	-	-	-

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

A summary of ADVN Class M Preferred stock option activity from December 2012 through September 30, 2013 is as follows:

	Number of Options	Weighted Average exercise price per share	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2012, Class M Preferred	37,299	$1.0493	6.47 years
Conversion of Class M Preferred options to common stock options	3,682,617
Outstanding at September 30, 2013, common stock	3,719,916	1.0490	5.73 years

The exercise price and vesting period of each stock option is specified by the Board of Directors at the time of grant. The stock options expire seven years after the grant date, except for the stock options vesting upon the Merger, which expire six years after the vesting date.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected life assumption is based on the expected life assumptions of similar entities. Expected volatility is based on actual share price volatility of similar companies of the preceding twelve months. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with an expected term ranging from 2.5 to 5 years used as the input to the Black-Scholes model. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods as options vest, if actual forfeitures differ from those estimates. During the years ended December 31, 2012 and 2011, the Company experienced no forfeitures. 1,960,500 options were granted in 2013, and experienced 35,000 in forfeitures leaving an outstanding balance of 1,925,500 as of September 30, 2013.

The weighted average grant date fair value of options granted during 2012 amounted to $0.654 per option using the Black Scholes pricing model using the following assumptions:

Weighted average risk-free interest rate	0.90%
Expected life in years	7.00
Expected volatility	78%
Expected dividends	0

As of September 30, 2013 there was $7,136,601 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 3.36 years.

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

8 - Related Party Transactions

The Company utilizes the programming services of a company managed by its Chief Technology Officer. Payments to this company were $42,400 and $123,434 for the three and nine month periods ended September 30, 2013 and $28,698 and $112,452 for the three and nine month periods ended September 30, 2012, respectively.

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

10 - Subsequent Events

In October, 2013, the Company issued $175,000 in a one year 10% convertible notes to three investors.The 10% Noteswere issued with a conversion price of 3.50 per share.  It also included the right to receive an additional ½ of a Warrant for every 3.50 invested of common shares at $4.00 per share. The warrants were exercisable immediately after issuance and expire in 1 year.

In November 2013, the Company approved a line of credit against the outstanding Accounts Receivable which will yield proceeds of up to $480,000.  The terms of the line include interest of 1.75% per month on the outstanding balance, and a $1,000 origination fee.  There is no prepayment penalty.

In November 2013, the Company issued$50,000 in a two year 8% convertible note to one investor.  The 8% Note was issued with a conversion price of the lesser of $3.50 per share or the product of .90 and the next financing price.  It also included the right to receive an additional ½ of a Warrant for every 3.50 invested in common shares at $3.50 per share.  The warrants were exercisable immediately after issuance and expire in 2 years.

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

TNI was acquired in February 2013 and therefore the financial information presented as of and for the nine month period ended September 30, 2013 represents only eight months of TNI operations.

Results of operations for the nine month periods ended September 30, 2013 and 2012

Revenue. The Company earns revenue from ads placed on web pages viewed on internet access providers’ proprietary networks. Revenues are earned when end users view the advertisements. Revenues were $1,507,690 and $485 for the three months ended September 30, 2013 and 2012, and $5,058,190 and $6,850 for the nine months ended September 30, 2013 and 2012.  $1,507,690 of the revenue for the three months ended September 30, 2013 and $5,023,607 of the revenue for the nine months ended September 30, 2013 is a result of the acquisition.

Cost of Goods Sold.  The Company pays publishers and network providers for a share of the advertisements they placed on publisher sites and proprietary networks.  Cost of Goods Sold were $1,293,810 and $262 for the three months ended September 30, 2013 and 2012 and $3,769,652 and $5,841 for the nine months ended September 30, 2013 and 2012.

General and administrative expense. General and administrative expense relates to compensation and overhead for executive officers and fees for general operational and administrative services. For the three months ending September 30, 2013 and 2012, general and administrative expenses were $3,720,481 and $3,484,506, respectively, and $8,956,054 and $4,378,355 for the nine months ended September 30, 2013 and 2012. Expenses consist principally of salaries, consulting fees and office costs. Salary expense for the three months ending September 30, 2013 and 2012, including stock based compensation, was $3,086,364 and $3,062,446, respectively, and for the nine months ended September 30, 2013 and 2012, $6,507,009 and $3,553,727.

Depreciation and Amortization.  Depreciation and Amortization expense for the three months ending September 30, 2013 and 2012 was $97,909 and $6,572, respectively, and for the nine months ending September 30, 2013 and 2012, $249,878 and $16,532.  The increase in 2013 was primarily due to the amortization of publisher relationships related to the acquisition and an increase in depreciable property.

Research and Development. Research and development costs are expensed as incurred and were $110,097 and $41,676 for the three months ended September 30, 2013 and 2012 respectively and $301,680 and $137,360 for the nine months ended September 30, 2013 and 2012.

Interest expense. Interest expense for the three months ending September 30, 2013 and 2012 was $487,782 and $0, respectively, and for the nine months ended September 30, 2013 was $1,269,307 and $0. The increase in 2013 was principally due to the issuance of $1,000,000 of two year 10% convertible notes to five investors in November, 2012, $7,767,344 of 8% convertible notes to multiple investors during the first and second quarter of 2013, and a $2,250,000 loan assumed in the acquisition of TNI and amortization of Note Discount of $484,271 related to the 8% Notes.

Fair Value adjustment on derivative liability. The fair value adjustment on the derivative liability was $0 and $0 for the three month ended September 30, 2013 and 2012 and $659,787 and $0 for the nine months ended September 30, 2013 and 2012.  The loss in 2013 is related to the conversion of the 8% convertible debt. (note 5)

Loss on debt extinguishment.  Loss on extinguishment for the three months ending September 30, 2013 and 2012 was $0 and $0 and for the nine months ended September 30, 2013 and 2012 was $4,991,513 and $0.  The loss in 2013 is related to the conversion of the 8% convertible debt (note 5)

Interest income. Interest for the three months ending September 30, 2013 and 2012 was $4 and $0, respectively, and $51 and $0 for the nine months ended September 30, 2013. Interest income is from temporary investment of operating cash.

Other Income.  Other income for the three months ending September 30, 2013 and 2012 was $12,780 and $0, respectively and $423,499 and $0 for the nine months ended September 30, 2013.  The other income in 2013 is mainly related to funds in a bank account related the reverse merger with JMG that was not previously disclosed and a gain on the contingent liability.

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

Liquidity and capital resources

Cash flows and capital expenditures

At September 30, 2013 and December 31, 2012, we had $801,224 and $902,701 in cash and cash equivalents, respectively. Since our incorporation through September 30, 2013, we have financed our operating cash flow needs principally through private offerings of equity securities and convertible debt.

As of September 30, 2013 and December 31, 2012, we had an accumulated deficit of $25,996,235 and $9,993,284, respectively, and had limited working capital to fund development of our technology. On November 5, 2012, the Company issued an aggregate of $500,000 in two year 10% convertible notes to two investors, and on November 7, 2012 the Company issued an aggregate of $500,000 in two year 10% convertible notes to three additional investors. The notes may be prepaid by the Company with fifteen days’ notice, and may be converted into the Company’s common stock at the lesser of 80% of the Company’s fair market value at the time of conversion or $8.00 per share. The notes were issued with two year warrants to purchase an aggregate of 100,000 common shares at $6.50 per share.

During the first and second quarter of 2013, we have received approximately $7,700,000 pursuant to a private placement of 8% convertible promissory notes to multiple investors. During the third quarter of 2013, we received $466,668 from exercised warrants by two investors associated with the 10% notes, $500,000 from a note placement from two investors, and $35,000 from private placement of 10% convertible promissory note with one investor .A total of $2,250,000 of the proceeds was used to finance the Travora acquisition. We will use the balance of the proceeds to finance our remaining financial commitments pursuant to the Travora acquisition and for working capital purposes. On March 27, 2013 and April 26, 2013, all convertible notes, including $65,366 of accrued interest, net of discount, from this private placement were converted to common stock.

The Company anticipates being active in capital markets in the fourth quarter of 2013 and the first quarter of 2014 to increase our working capital position.

We have the following warrants outstanding as of September 30, 2013:

Warrant summary	Number of warrants outstanding	Exercise price	Maximum proceeds	Expiration Date
Warrants issued in the preferred stock private placement	184,625	$ 12.00	2,215,500	02/28/2014
Warrants issued upon conversion of preferred stock	869,750	$ 8.50	7,392,875	02/28/2014
Warrants issued our initial public offering	881,901	$ 10.00	8,819,010	02/28/2014
Warrants issued to our underwriters	95,000	$ 14.00	1,330,000	02/28/2014
Warrants issued with 10% convertible notes	100,000	$ 6.50	650,000	11/05/2014
Warrants issued with 8% convertible notes	1,294,557	$ 4.00	5,178,228	07/31/2014
Warrants issued with 8% convertible notes	1,294,557	$ 6.00	7,767,342	07/31/2014
Warrants issued with 10% convertible notes	5,000	$ 4.00	20,000	09/16/2014
Warrants issued with 12% convertible notes	60,000	$ 4.00	240,000	09/17/2014
Total	4,785,390	various	33,612,955	various

Cash flow used in operations.

Cash utilized by operating activities was $1,719,315 for the three months ended September 30, 2013. The use of cash was included in the net loss for the period of $4,189,605, but offset by an increase in accounts payable and accrued liabilities of $344,828. The use of cash was a smaller contributor to net loss than non-cash components: stock based compensation of $829,377, depreciation of $97,909, note discount amortization of $118,146.  Further uses of cash included the following: $1,064,678 decrease in accounts receivable, $15,777 decrease in prepaid expenses and a $425 decrease in security deposits.

Cash utilized by operating activities was $834,113 for the three months ended September 30, 2012. The use of cash was included in the net loss for the period of $3,528,908, but offset by a decrease in accounts payable and accrued liabilities of $3,215. The use of cash was a smaller contributor to net loss than non-cash components: stock based compensation of $2,684,115, depreciation of $6,572. Further uses of cash included the following: $613 decrease in accounts receivable, $8,042 decrease in prepaid expenses, $1,132 decrease in other assets and $200 decrease in security deposits.

Cash flow provided by investing activities.

Cash used by investing activities was $43,383 for the three months ended September 30, 2013. The use of cash was attributable to capitalized patent costs of $18,375, and $25,008 for purchase of computer equipment, leasehold improvements, and furniture.

Cash used by investing activities was $77,351 for the three month ended September 30, 2012. The use of cash was attributable to capitalized patent costs of $17,050 and $60,301 for purchase of computer equipment, leasehold improvements, and furniture.

Cash flow provided by financing activities.

Cash provided by financing activities was $1,271,853 for the three months ended September 30, 2013. The proceeds of cash were principally attributable to the proceeds from warrants exercised from the private placement of 8% convertible promissory notes of $466,668, proceeds from a 12% note placement of $500,000, proceeds from the private placement of a 10% convertible promissory note $35,000 and warrants issued of $270,185.

Cash provided by financing activities was $1,509,736 for the three months ended September 30, 2012.  The proceeds of cash were principally attributable to the net cash acquired from JMG of $1,509,736.

Discontinued Operations - Spin-off of Oil and Gas Properties

In connection with the Merger, the Company agreed to sell the existing oil and gas properties identified in its 2011 form 10-K as soon as practible following the Merger or, at its option, spin those assets off to the benefit of Company's pre-Merger shareholders. As of November 21, 2012, the Board of Directors authorized management, following a determination that the Oil and Gas properties were not material to the Company's operations, assets or future commercial activity, to undertake a spin-off of those properties. A new corporation, JMG Oil, has been formed to facilitate the spinoff, and the Company is in negotiations with external sources of financing to provide funding to JMG Oil following the transfer of the Oil and Gas properties to JMG Oil in exchange for equity ownership in that company. We anticipate that we will complete the spinoff during the fourth quarter of 2013.

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

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

During the third quarter, the Company was notified of a potential claim related to the purchase of assets from Travora Media.  Management continues to monitor the situation closely. At this time we have accrued legal fees of $50,000, which is the estimated fees related to this claim. Management believes the claim is without merit and intends to contest it vigorously.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K are as follows:

Designation of Exhibits in This Report	Description of Exhibit
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).*
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).*
32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.**
32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.**
101.INS	XBRL Instance Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.SCH	XBRL Taxonomy Extension Schema Document**

*filed herewith

**furnished herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MediaShift, Inc

Date: November 14, 2013	By:/s/David Grant
David Grant
Chief Executive Officer