Form 10-K
period 2013-12-31
MediaShift, Inc.
filed 2014-04-15
CIK 1299967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commissions file number 001-32438

MediaShift, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State of other jurisdiction of incorporation or organization)	20-1373949 (I.R.S. Employer Identification No.)

20062 SW Birch St, #220

Newport Beach, California 92660

(Address of principal executive offices)

Registrant’s telephone number: (949) 407-8488

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                            Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)    Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate worldwide market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2013 was approximately $26,863,268 based on the closing price of $4.50 per share on June 28, 2013.

The number of shares of the registrant’s Common Stock outstanding as of December 31, 2013 was 22,498,527.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

Business	1
Risk Factors	10
Legal Proceedings	20
Submission of Matters to a Vote of Security Holders	20
Market For Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Management’s Discussion and Analysis of Financial Conditions and Results of Operations	22
Controls And Procedures	33
Other Information	38
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	41
Certain Relationships and Related Transactions	42
Exhibits and Financial Statement Schedules	47
Signatures	49

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

PART I

Business

MediaShift, Inc. (“MediaShift”) is an advertising technology company. All operations are being conducted by MediaShift’s wholly owned subsidiaries, Ad-Vantage Networks, Inc. (“AdVantage”) and Travora Networks, Inc. (“Travora”). Travora was acquired in February 2013 thus the financial information presented represents only eleven months of Travora.  AdVantage provides digital advertising software and service solutions that enable access providers and network operators to generate advertising revenues on their free and fee-based networks. Travora operates a leading digital advertising network.  Both AdVantage and Travora operate under the MediaShift name. Our main office is located at 20062 SW Birch St., Suite 220, Newport Beach, California 92660 and our telephone number is (949) 407-8488.

Historical Development

MediaShift is a company originally incorporated under the laws of the state of Nevada in July 2004 as JMG Exploration, Inc. (“JMG”).  On March 4, 2013, at a Special Meeting of Shareholders, shareholders voted to change the name of the Company to MediaShift, Inc. AdVantage’s founder, David S. Grant, filed for the original patents underlying the core AdVantage technology in 2009, and development and filing of additional intellectual property has continued to date. Co-founder Sanjeev Kuwadekar joined David Grant in late 2009. AdVantage was incorporated in Nevada in July 2010. Technology and intellectual property development continued through November 2011, when the first employee outside the co-founders was hired, and pilot projects began implementation. AdVantage moved into its current offices in Glendale, California in February 2012. JMG and AdVantage entered into a merger agreement in July 2012 that was subsequently amended and restated in August 2012. On August 31, 2012 the merger transaction was completed and AdVantage became our wholly owned subsidiary. On February 6, 2013, our wholly owned subsidiary, Travora Networks, Inc. (“Travora”), acquired certain assets and liabilities comprising the advertising network business of Travora Media, Inc. Our AdVantage and Travora subsidiaries operate in complementary sectors of the digital advertising industry. In November 2013 both AdVantage and Travora adopted the DBA MediaShift.

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

Digital advertising is a large, high growth market.  Research firm eMarketer recently reported that global digital advertising spending topped the $119 billion in 2013 and is expected to maintain double digit growth for the foreseeable future.

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

As a result of these factors, we believe there is a significant opportunity for Mediashift to leverage its unique ad technology platform to achieve a dominant position in the digital advertising industry, in conjunction with Travora’s digital ad network.

Advertising Technology Platform (Formerly Ad-Vantage Networks, Inc. (AdVantage))

MediaShift operates a leading advertising technology platform marketed as the MediaShift Monetization Platform (“MMP”).  Formerly known as AdVantage but re-branded to MediaShift in 4Q 2013, it generates revenue by deploying digital advertisements on WiFi networks at both sign-in and while surfing the Internet through display ads and interstitial videos. The Company then shares the advertising revenue with the WiFi network partners.

Business Strategy

MediaShift’s proprietary and patented technology provides owners and operators of closed internet access networks (“Network Providers”) virtual, or last-mile digital advertising solutions (our technology sits the closest to the viewer) that enable advertisers to better reach consumers on their networks without disrupting the consumers’ browsing or viewing experience.

The Company focuses on deploying its’ technology with regional internet service providers, multiple system operators, hospitality network providers, educational institutions, airports, large aggregate hotspot providers, affiliate networks and OEM partners.  The technology also can be deployed in a wide range of options ranging from large networks, to medium enterprises to small business to mobile devices. The technology can also deploy directly (with affirmative opt-in) to end users’ computers via download from affiliate networks they choose to join.

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

The Company also expects to provide added value to our advertising partners by delivering more relevant advertising to consumers while operating within industry standard advertising guidelines. We believe that MediaShift’s technology is further positively differentiated by its ability to create highly targeted hyper-local advertising without encroaching on user privacy or security.

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

Products and Services

The primary product/service of MediaShift is the MediaShift Monetization Platform (“MMP”). (“MMP”). MMP is a simple addition to any network connecting users to the Internet.  These Network Providers are our direct customers and by virtue of our partnership we are able to serve targeted digital advertising to their end-users (“viewers”) when they are on their network.  Our technology platform allows for the seamless placement of advertisements which we provide into the traditional ad spaces or other benign locations on a web page on a viewer’s screen   The user experience is in no way affected; the user simply sees different ads in the existing ad spots or unused space on a page.  Advertisers pay MediaShift for the ability to effectively and efficiently reach their target customers.  We share the advertising revenue generated with the Network Provider.

MediaShift utilizes industry standard network appliance technologies supported by Cisco, Linux, Apache, Microsoft Windows and other platforms to enable our patented technology.  Our technology works within the browser and operating system security models to detect third party ads on the viewer’s screen and replace them with our own highly targeted ads after the original ad served by the website publisher is viewed for a predetermined, configurable amount of time.

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

•

Embedded Software that can be deployed into various devices such as WiFi Access Points and Mobile Appliances

•

Software SDK (software development kit) that can be included within other software solutions

•

MediaShift also has a host of different products for advertisers.  Our patented technology seamlessly serves advertising into a user’s web browsing experience or other application environments and in the process creates a trusted online digital advertising marketplace for advertisers to more efficiently and effectively place their ads.  Because our technology resides closest to the viewer (the “last mile”), we can determine what the viewer sees as the web page or when the application is rendered on the viewer’s screen.  Our solution enables us to leverage page metadata, actions and content to improve advertising relevancy. As a result, MediaShift has multiple ways in which to segment and target end-users based on our unique set of user data.  Our relevancy engine allows us to target by content and by individual end-users.

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

We compete directly with a small number of companies such as JiWire and Boingo that employ technology to serve ads to viewers on a network owned by a partner network provider.    Our direct competitors generally serve advertising only on a network provider’s sign-on and landing page (limited ad placement opportunities per viewer browsing session) and/or they negatively affect the viewer experience by serving ads into a persistent toolbar, an intrusive interstitial screen, or a frame around the page, sometimes compressing or otherwise manipulating the content of the web page to serve their advertisements. In contrast, we serve advertising on every web page that a viewer visits, and our ad serving process is seamless and unintrusive, with advertising only served in existing ad spaces and empty space on a page.

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

We have been issued three patents by the United States Patent and Trademark Office, with eight additional patents pending. A patent for Methods and Systems for Searching, Selecting, and Displaying Content was issued on July 31, 2012. A second patent for Methods and Systems for Searching and Displaying Content was issued on February 26, 2013.  The most recent patent for Methods and Systems for Processing and Displaying Content was issued on October 8, 2013 expiration date of the patents is March 19, 2030.

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

Sales and Marketing

MediaShift’s sales activities include a direct sales component as well as the sale of our products and services through resellers. Our sales strategy is to provide appropriate products and value propositions to our broad range of potential Network Provider partners by segmenting them into vertical markets. Examples include the ISP market, the hospitality market (selling either directly to hotel owners or through service providers managing WiFi access for multiple hotel clients), and the higher education market. Based on network size and topography, each of these vertical markets entails a unique sales approach, deployment solution, reporting requirements and sales cycle. The sales function is managed from our corporate headquarters by our leadership team and with sales representatives working remotely as well as at our primary office. We pay our sales staff base salaries and commissions, and we compensate our resellers via a limited duration participation in our net revenue from the Network Providers they introduce to us. Our marketing group is based in our corporate headquarters and reports to the President. This group is charged with refining our message to potential partners, creating and maintaining sales collateral, and identifying and defining potential vertical markets and their constituent participants with our sales team.

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

As of December 31, 2013, we had 22 signed agreements with customers in several different vertical markets, including the ISP, hospitality, airport, aggregated hotspot and higher education markets. We are attempting to accelerate our discussions with potential customers but can give no assurance that these will result in additional signed agreements.  As of December 31, 2012 we had 15 live implementations that were generating revenue.

Regulatory Environment

Self-regulation

The digital advertising industry largely regulates itself, particularly in the area of Online Behavioral Advertising.  Participating companies in the Digital Advertising Alliance’s (DAA) self-regulatory program for Digital Behavioral Advertising have committed to providing end-users “notice” and “choice” for digital behavioral advertising.  Best practice is to provide clear notice to consumers, obtain their consent, and offer them a choice (e.g., opt-out), all of which MediaShift does. Opting out of MediaShift’s service currently means opting out of all MediaShift ads (not just behavioral targeted ads), as well as any monitoring of their behavior.

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

US Regulation

The primary US regulatory body governing our business is the Federal Communications Commission (“FCC”). While most of the Company’s current and potential customers are not governed by the FCC’s common carrier regulations under Title II of the Communications Act, and most of them are not regulated by the FCC as Internet access providers, there are FCC policies and decisions which apply to them. These policies and decisions indicate that providers of internet access via closed networks have the ultimate right to decide what content (including advertisements) is displayed on their networks. While not required, this right is clearly strengthened by the ultimate viewer’s opt-in to see the advertisements displayed by MediaShift on their screens.

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

Advertising Network (Formerly Travora Networks, Inc. (Travora))

MediaShift operates a leading advertising network comprised of travel related web site publishers and premium advertisers.  Formerly known as Travora but re-branded to MediaShift in 4Q 2013, it generates revenue by placing advertisers’ digital advertisements on publishers’ web sites and then shares that revenue with the publishers.  Travora’s office is located at 989 Sixth Ave, 11th Floor, New York, NY 10018 and the telephone number is (212) 267-0747.

Historical Development

Founded in December 2003, the company grew rapidly over the first seven years in business and became one of the largest vertical ad networks in the industry as measured by comScore. In November 2010 the company acquired TravelMuse, a trip planning website. The Travel Ad Network changed its name to Travora Media in September 2011. To build out an owned and operated business, Travora Media acquired The Nile Project in April 2012, a San Francisco-based company with a portfolio of three well-known websites: NileGuide, 10Best, and Localyte and mobile apps focused on providing local expertise to travelers.  On February 6, 2013 MediaShift, Inc. acquired certain assets of Travora Media, Inc. comprising of its ad network business. Upon the close of the acquisition Travora Media was renamed to Travora Networks, Inc. and has focused on building a premier travel ad network.  On November 22, 2013, Travora sold its 3 owned and operated travel sites Nileguide.com, Localyte.com, and TravelMuse, to Trip Remix, LLC for $100,000.

Business Strategy

MediaShift provides web site owners (“publishers”) with an ad revenue stream by selling their ad space to a variety of advertisers. MediaShift is typically the publisher’s exclusive seller of advertising with some exceptions.  MediaShift sells the publishers’ ad space to advertisers, who in turn pay MediaShift.  The ad revenue generated is shared, or split, between MediaShift and the respective publishers.

MediaShift has an established publishing network of web sites that specialize in travel related content and services.  It is currently ranked #2 in the travel information category (source: comScore January 2013) and includes over 300 established travel brands across desktop, tablet, and mobile platforms.  Some sites are content focused to assist consumers in their travel research and planning, while other sites are more transaction oriented, enabling consumers to book their travel.

MediaShift also has an established list of advertiser and ad agency relationships, cultivated over the 10 years it has been in business.  These advertisers and agencies look to MediaShift to deliver their message to their target customers as they enter and pass through the travel purchase funnel.

MediaShift has aggregated both travel related publishers and advertisers into one marketplace, enabling the publishers to monetize their traffic and the advertisers to reach their desired target audience.  An experienced ad operations team optimizes the advertising revenue generated by employing various targeting and segmentation capabilities.

As a result of these factors, we believe there is a significant opportunity for MediaShift to leverage Ad-Vantage Networks unique ad technology and the established network of publishers and advertisers to achieve a dominant position in the digital advertising industry.

Products and Services

MediaShift’s Targeted Travel Audience Platform (TAP) is mostly comprised of travel portals, planning sites, and online travel agencies (OTAs), generating ad impressions across desktop, tablet, and mobile platforms.

MediaShift’s ad serving capability is a combination of 3rd party technology providers and custom built applications.  MediaShift’s ad operations team manages and optimizes the entire ad inventory to yield the most amount of revenue.

MediaShift’s advertiser products include contextual targeting by channel and content, geo-targeting, retargeting (prior interest/intent), demographic targeting, and behavioral and interest-based targeting.  Mediashift also offers standard rich media executions, including video, as well as custom solutions, sponsorships, and premier placements.

MediaShift’s primary product/service is their established network of publishers and advertisers in the Travel vertical.  Advertisers pay MediaShift to deliver their advertisements to their target customers in the most effective and efficient manner.  The advertising revenue generated is shared with the publisher web sites.

Competition

As an advertising network, the company’s products and services compete and overlap, to some degree, with all other industry participants that sell and deliver digital advertising (e.g., Google, Facebook, Yahoo, MSN, AOL, etc.).  Due to the fragmented nature of the industry and multiplicity of product offerings and business models, we may also partner with any or all of these companies, and act as a vendor or customer to them as well.

MediaShift competes for both publishers and advertisers.  For publisher contracts, notable competitors fall into two segments: “horizontal networks” and “affluent networks”.  Horizontal networks include Google AdX, Specific Media, and Collective Media.  Affluent networks include Martin Media and RGM.  MediaShift competes for advertising dollars with the top 50 properties (e.g., Facebook, Wall Street Journal, ESPN, and Concierge.com) and portal sites such as Yahoo and AOL.

Sales and Marketing

MediaShift employs a sales staff to sell the ad network inventory directly to advertisers.  In addition, the ad operations team works with ad exchanges and ad networks to sell the leftover (“remnant”) advertising inventory.  On the publisher side, a business development team is responsible for recruiting publishers.

MediaShift’s sales strategy targets premium advertisers interested in reaching travelers in all phases of the travel lifecycle.  The sales function is managed from the New York office, with sales representatives working remotely as well as from MediaShift’s office. The sales staff is compensated on base salaries and commissions.

The marketing group is based in our corporate headquarters and reports to the President of MediaShift.  This group is charged with developing and executing corporate marketing strategy.

Customers

MediaShift has an established publishing network with over 100 publishers across 125 web sites.  The publisher sites are categorized as content, commerce, and community.

MediaShift has several hundred advertisers over the course of a given year.  Its advertisers are primarily endemic (travel) vs. non-endemic.

Travora Networks and Ad-Vantage Networks combination

The combination of Ad-Vantage Networks and Travora Networks enables advertisers to target the largest and most qualified travel audience throughout the entire travel lifecycle.  Advertisers can now reach this audience in-context (researching and booking) and in-transit (hotels and airports), across on any device.

In addition, Ad-Vantage Networks footprint of private Internet Networks opens up access to primary source data for exceptional audience segmentation at scale.  Unmatched data insights, combined with the company’s qualified travel audience is a powerful and unique value proposition for advertisers.

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

Oil and Gas Properties

In connection with the Merger, the Company continues to have nominal assets on its books related to the Oil and Gas business.  MediaShift is continuing to pursue spinning off the O&G Operations for the benefit of the Company’s pre-Merger stockholders as soon as may be practicable.

Effective November 21, 2012, our Board of Directors authorized management to pursue a spin-off of the O&G Operations following management’s determination that the O&G Operations were not material to the Company’s operations, assets or future commercial activity and we expect the following outline of steps to occur in connection with the proposed spin-off: (i) the O&G Operations, including all related assets and liabilities, will be contributed to a new corporation, to be domiciled in Nevada ("JMG  Oil") in exchange for 500,000 shares of JMG Oil, (ii) thereafter JMG Oil intends to issue 4,500,000 of its shares to unrelated accredited investors for $50,000 and certain indemnities relating to the O&G Operations, (iii) the Company proposes to spin off its 500,000 shares of JMG Oil to its stockholders as of immediately before the Merger (the “Pre-Merger Stockholders”).  JMG Oil will bear the costs and expenses of these transactions.  We expect this transaction to occur sometime in 2014.

Employees

As of December 31, 2013, we had 60 full-time employees. We also have various consultants that we retain from time to time to work on specific projects and as otherwise needed.  Currently, none of our employees is represented by a labor union and no employee is part of any collective bargaining agreement.  We believe that we have good relations with our employees.

Facilities

Since February 2012, we have had an office located at 600 Brand Blvd., Suite 230, Glendale, California 91203. In January 2013, we added an office at 20062 SW Birch St, #220, Newport Beach, California 92660 and made this the corporate headquarters. In May 2013, an office at 989 Sixth Ave, 11th Floor, New York, New York 10018 was added.

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

We are a company with a limited operating history. We may never generate material revenues. We have incurred losses since our inception and expect to experience operating losses and negative cash flow for the foreseeable future. As of December 31, 2013, we had a total accumulated deficit of $33,784,887. We anticipate our losses will continue to increase from current levels because we expect to incur additional costs and expenses related to development, consulting costs, marketing and other promotional activities, the addition of engineering and other support personnel, and our continued efforts to form relationships with strategic partners. We may never be profitable.

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

We currently source the advertisements that we display from digital advertising networks which supply advertisements to many other customers and directly from advertisers via our recently acquired advertising network, Travora. Our agreements with these advertising suppliers and advertisers are short-term and they may discontinue their relationship with us or negotiate new terms that are less favorable to us, at any time, with little or no notice. If a significant number of these networks choose to redirect the ad traffic they currently supply to us to other customers for economic, performance, or other reasons, this could adversely impact our revenue. We actively seek to mitigate this risk by working with several advertising sources and adding new networks on a regular basis. In the future we plan to supplement our network-sourced advertisements by growing the proportion of ads we serve which we directly source via Travora or via other means from advertisers attracted by our ability to give them access to customers with favorable profiles.

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

 A loss of one or more of our current officers or key employees could severely and negatively impact our operations. Specifically, the loss of services of David Grant, Chief Executive Officer, Brendon Kensel, President, Rick Baran, Chief Financial Officer, Michael Spalter, Chief Operating Officer and Sanjeev Kuwadekar, Chief Technology Officer, could significantly harm our business. We have no present intention of obtaining key-man life insurance on any of our executive officers or management. Additionally, competition for highly skilled technical, managerial and other personnel is intense. As our business develops, we might not be able to attract, hire, train, retain and motivate the highly skilled managers and employees we need to be successful. If we fail to attract and retain the necessary technical and managerial personnel, our business will suffer and might fail.

Management of our Company is within the control of the board of directors and the officers. You should not purchase our common stock unless you are willing to entrust management of our Company to these individuals.

All decisions with respect to the management of the Company will be made by our board of directors and our officers, who beneficially own 52.3% of our common stock, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the ”Exchange Act”). Management will retain the power to elect a majority of the board of directors who, in turn, have the power to appoint the officers of the Company and to determine, in accordance with their fiduciary duties and the business judgment rule, the direction, objectives and policies of the Company including, without limitation, the purchase of businesses or assets; the sale of all or a substantial portion of the assets of the Company; the merger or consolidation of the Company with another corporation; raising additional capital through financing and/or equity sources; the retention of cash reserves for future product development, expansion of our business and/or acquisitions; the filing of registration statements with the Securities and Exchange Commission for offerings of our capital stock; and transactions which may cause or prevent a change in control of the Company or its winding up and dissolution. Accordingly, no investor should purchase the common stock we are offering unless such investor is willing to entrust all aspects of the management of the Company to such individuals.

We expect that our anticipated future growth may strain our management, administrative, operational and financial infrastructure, which could adversely affect our business.

We anticipate that significant expansion of our present operations will be required to capitalize on potential growth in market opportunities. This expansion has placed, and is expected to continue to place, a strain on our management, operational and financial resources. In order to manage our growth, we will be required to continue to implement and improve our operational and financial systems, to expand existing operations, to attract and retain superior management, and to train, manage and expand our employee base. We cannot assure you that we will be able to effectively fund or manage the expansion of our operations, that our systems, procedures or controls will be adequate to support our operations or that our management will be able to successfully implement our business plan. If we are unable to manage growth effectively, our business, financial condition and results of operations could be materially adversely affected.

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

We rely on third-party technology, server and hardware providers, and a failure of service by any of these providers could adversely affect our business and reputation.

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

Risks Relating to our Securities

We filed to deregister our common stock which could negatively affect the liquidity and trading prices of our common stock.

We filed to deregister our common stock under the Exchange Act and become a non-reporting company under the Exchange Act.  One April 7, 2013, the Company filed with the SEC a Form 15, Notice of Termination of Registration and Suspension of Duty to File, to terminate its reporting obligations under the Exchange Act.  With the filing of the Form 15, our obligation to file reports, and other information under the Exchange Act, such as Forms 10-K, 10-Q and 8-K has be suspended.  The deregistration of the Company’s common stock under the Exchange Act will become effective 90 days after the date on which the Form 15 was filed.  The Company is eligible to deregister under the Exchange Act because its common stock was held of record by fewer than 300 persons. Delisting and deregistration of the Company's common stock could negatively affect the liquidity and trading prices of our common stock.

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

As of December 31, 2013, there were outstanding options to purchase an aggregate of 5,679,374 shares of our common stock at a weighted average exercise price of $2.1476 per share, of which options to purchase approximately 3,590,440, at a weighted average exercise price of $1.16, were fully vested. As of December 31, 2013 there were outstanding warrants to purchase 4,817,533 shares of our common stock, at a weighted average exercise price of $7.00 per share.

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

Legal Proceedings

We are not currently party to any material legal proceedings and we are not aware of any pending matters which may give rise to legal proceedings.  From time to time, we may be involved in various legal proceedings in the ordinary course of business.  We are not aware of any threatened litigation and believe that there is no basis for a suit for patent infringement or patent invalidation being successfully asserted against us. A successful claim of patent infringement or patent invalidation against us, however, and our failure or inability to obtain a license for the infringed or similar technology on reasonable terms, or at all, could have a material adverse effect on our business.  See - Risk Factors: We may be subject to intellectual property claims that create uncertainty about ownership of technology essential to our business and divert our managerial and other resources.

Mine Safety Disclosure

None.

PART II

Market For Our Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock trades over-the-counter under the symbol “MSHF”. The following table sets forth high and low bid information for our common stock for the periods indicated, without retail mark-down or commission and may not represent actual transactions:

	High	Low
OTC Pink Sheets
Year ended December 31, 2013:
Quarter ended December 31, 2013	4.20	1.25
Quarter ended September 30, 2013	4.54	3.00
Quarter ended June 30, 2013	5.10	3.21
Quarter ended March 31, 2013	6.00	2.20
Year ended December 31, 2012:
Quarter ended December 31, 2012	9.30	3.86
Quarter ended September 30, 2012	9.98	5.30
Quarter ended June 30, 2012	6.60	1.14
Quarter ended March 31, 2012	1.44	1.04

Holders

As of December 31, 2013 we had approximately 200 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following Management’s Discussion and Analysis of financial results should be read in conjunction with our audited financial statements and notes covering the period commencing from January 1, 2013 to December 31, 2013. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed in “Risk Factors” and elsewhere in this prospectus.

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

Overview

We are a company engaged in digital advertising technology services. The Company was formed as a Delaware Limited Liability Corporation (LLC) in February 2010 and in July 2010 was converted to a Delaware Corporation.

As of December 31, 2013, we had an accumulated deficit of $33,784,887.

Results of operations for the years ended December 31, 2013 and 2012

Revenue. The Company earns revenue from ads placed on web pages viewed on internet access providers’ proprietary networks. Revenues are earned when end users view the advertisements. Revenues were $6,952,652 and $12,780 for the years ended December 31, 2013 and 2012.  Gross Revenues were $6,918,084 and $12,780 for the years ended December 31, 2013 and 2012, and Net Revenues were $34,568 and $0 for the years ended December 31, 2013 and 2012.

Cost of Goods Sold.  The Company pays publishers and network providers for a share of the advertisements they placed on publisher sites and proprietary networks.  Cost of Goods Sold were $5,187,834 and $9,237 for the years ending December 31, 2013 and 2012.

General and administrative expense. General and administrative expense relates to compensation and overhead for executive officers and fees for general operational and administrative services. For the years ending December 31, 2013 and 2012, general and administrative expenses were $12,252,906 and $5,394,313, respectively. Expenses consist principally of salaries, consulting fees and office costs. Salaries expense for the years ending December 31, 2013 and 2012 that includes stock based compensation was $9,298,570 and $4,205,730, respectively, as discussed below.

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

During the year ending December 31, 2013, the Company granted 2,000,500 stock options under the 2013 Stock Incentive Plan.  During the year ending December 31, 2012, the Company granted 518,837 stock options under the Ad-Vantage Networks Equity Incentive Plan (the “Ad-Vantage Plan”) and 780,000 stock options under the JMG Equity Compensation Plan (the “JMG Plan”) to certain employees, directors, advisors and consultants. In the year ending December 31, 2012, the Company also granted 2,799,999 options (27,999.99 Class M Preferred options) issued outside the Ad-Vantage Plan to Ad-Vantage senior management, all of which vested upon the close of the Merger with the Company. With respect to the issuance of the new stock options, the Company incurred stock based compensation expense of $1,775,687 and $2,865,603 for the years ending December 31, 2013 and 2012, respectively.

Depreciation and Amortization.  Depreciation and Amortization expense for the years ending December 31, 2013 and 2012 was $349,259 and $25,729, respectively.  The increase in 2013 was primarily due to the amortization of publisher relationships related to the acquisition and an increase in depreciable property.

Research and Development. Research and development costs are expensed as incurred and were $402,457 and $202,703 for the years ending December 31, 2013 and 2012 respectively.

Interest income. Interest for the years ending December 31, 2013 and 2012 was $52 and $0, respectively.  Interest income is from temporary investment of operating cash.

Interest expense. Interest expense for the years ending December 31, 2013 and 2012 was $1,583,789 and $83,141, respectively. The increase in 2013 was principally due to the issuance of $1,000,000 of two year 10% convertible notes to five investors in November, 2012, $7,767,344 of 8% convertible notes to multiple investors during the first and second quarter of 2013, $35,000 of 10% convertible notes to one investor in September 2013, $175,000 in 10% convertible notes to four investors in October 2013, $50,000 in 8% convertible notes to one investor in November 2013, $595,000 in promissory notes at various rates to various investors in November and December 2013, and a $2,250,000 loan assumed in the acquisition of TNI and amortization of Note Discount of $814,929 related to the Convertible Notes.

Fair Value adjustment on derivative liability. The fair value adjustment on the derivative liability was $659,787 and $0 for the years ended December 31, 2013 and 2012.

Loss on debt extinguishment.  Loss on extinguishment for the years ending December 31, 2013 and 2012 was $4,991,513 and $0.  The loss in 2013 is related to the conversion of the 8% convertible debt.

Loss on impairment.  Loss on impairment for the years ending December 31, 2013 and 2012 was $5,408,709 and $0.  The impairment of the goodwill is related to the Travora acquisition.

Other (Income) Expense.  Other expense for the years ending December 31, 2013 and 2012 was $1,378,767 and $0.  The increase in 2013 is mainly related to a gain on contingency of $1,382,828.

Income taxes. The Company files income tax returns in the U.S. federal jurisdiction and Florida, Illinois, Georgia, New York and California. There are currently no income tax examinations underway for these jurisdictions, although the tax years ended December 31, 2013 and 2012 are all still open for examination.

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

A valuation allowance has been provided against the Company’s net deferred tax assets as the Company believes that it is more likely than not that the net deferred tax assets will not be realized. As a result of this valuation allowance, the effective tax rate for the years ended December 31, 2013 and 2012 is zero percent.

Deemed dividend on warrant extension. On July 31, 2013, the Board of Directors authorized and extended the expiration date of the outstanding warrants to July 31, 2014.  Except as so extended all other provisions of each class of warrants have not been altered or otherwise amended.  A deemed dividend of $1,282,795 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model.  On November 21, 2012, the Board of Directors authorized and extended the expiration date of the outstanding warrants to February 28, 2014. Except as so extended all other provisions of each class of warrants have not been altered or otherwise amended. A deemed dividend of $3,384,730 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model.

Liquidity and capital resources

Cash flows and capital expenditures

At December 31, 2013 and 2012, we had $93,809 and $902,701 in cash and cash equivalents, respectively. Since our incorporation through December 31, 2013, we have financed our operating cash flow needs principally through private offerings of equity securities and convertible debt.

As of December 31, 2013, we had an accumulated deficit of $33,784,887 and had limited working capital to fund development of our technology. On November 5, 2012, the Company issued an aggregate of $500,000 in two year 10% convertible notes to two investors, and on November 7, 2012 the Company issued an aggregate of $500,000 in two year 10% convertible notes to three additional investors. The notes may be prepaid by the Company with fifteen days’ notice, and may be converted into the Company’s common stock at the lesser of 80% of the Company’s fair market value at the time of conversion or $8.00 per share. The notes were issued with two year warrants to purchase an aggregate of 100,000 common shares at $6.50 per share.

During the first and second quarter of 2013, we have received approximately $7,700,000 pursuant to a private placement of 8% convertible promissory notes to multiple investors. During the third quarter of 2013, we received $466,668 from exercised warrants by two investors associated with the 10% notes, $500,000 from a note placement from two investors, and $35,000 from private placement of 10% convertible promissory note with one investor.  During the fourth quarter of 2013, we received $225,000 in convertible promissory notes to multiple investors, and $595,000 in promissory notes from various investors at various rates.  On March 27, 2013 and April 26,

2013, all convertible notes from the first and second quarter of 2013, including $65,366 of accrued interest, net of discount, from this private placement were converted to common stock.   A total of $2,250,000 of the proceeds was used to finance the Travora acquisition. The balance of the proceeds was used to finance our remaining financial commitments pursuant to the Travora acquisition and for working capital purposes.

The Company anticipates being active in capital markets in 2014 to increase our working capital position.

We have the following warrants outstanding as of December 31, 2013:

Warrant summary	Number of warrants outstanding	Exercise price	Maximum proceeds	Expiration Date
Warrants issued in the preferred stock private placement	184,625	$ 12.00	2,215,500	02/28/2014
Warrants issued upon conversion of preferred stock	869,750	$ 8.50	7,392,875	02/28/2014
Warrants issued our initial public offering	881,901	$ 10.00	8,819,010	02/28/2014
Warrants issued to our underwriters	95,000	$ 14.00	1,330,000	02/28/2014
Warrants issued with convertible notes	100,000	$ 6.50	650,000	11/05/2014
Warrants issued with 8% convertible notes	1,294,557	$ 4.00	5,178,228	07/31/2014
Warrants issued with 8% convertible notes	1,294,557	$ 6.00	7,767,342	07/31/2014
Warrants issued with 10% convertible notes	5,000	$ 4.00	20,000	09/16/2014
Warrants issued with 12% promissory notes	60,000	$ 4.00	240,000	09/17/2014
Warrants issued with 10% convertible notes	7,500	$ 3.50	26,250	10/04/2015
Warrants issued with 10% convertible notes	10,000	$ 3.50	35,000	10/14/2015
Warrants issued with 10% convertible notes	7,500	$ 3.50	26,250	10/30/2015
Warrants issued with 10% convertible notes	7,143	$ 3.50	25,000	11/11/2015
Total	4,817,533	various	33,725,455	various

Cash flow used in operations.

Cash utilized by operating activities was $7,499,298 for the year ended December 31, 2013. The use of cash was included in the net loss for the year of $22,508,808, but offset by an increase in accounts payable and accrued liabilities of $1,354,349 and liabilities directly associated with assets held for sale of $1,126. The use of cash was a smaller contributor to net loss than non-cash components: stock based compensation of $1,775,687, depreciation of $349,259, fair value of warrants issued of $270,185, loss on derivative liability of $659,787 loss on debt extinguishment of $4,991,513, gain on contingency of $1,382,828, impairment of goodwill of $5,408,709, sale of Nileguide of $100,000, loss on disposal of fixed assets of $16,865 and note discount amortization of $814,929. Further uses of cash included the following: $792,308 decrease in accounts receivable, $1,471 increase in other assets, $32,908 increase in prepaid expenses, and $108,000 increase in security deposits.

Cash utilized by operating activities was $2,674,629 for the year ending December 31, 2012. The use of cash was included in the net loss for the period of $5,697,893, but offset by an increase in accounts payable and accrued liabilities of $87,563 and an increase in liabilities directly associated with assets held for sale of $32,210. The use of cash was a smaller contributor to net loss than non-cash components: stock based compensation of $2,865,603, depreciation of $25,729, depletion and accretion of $2,740, and note discount amortization of $68,209. Further uses of cash included the following: $3,658 increase in accounts receivable, $434 increase in other assets, $44,448 increase in prepaid expenses, and $10,250 increase in security deposits.

Cash flow provided by investing activities.

Cash used by investing activities was $1,223,130 for the year ending December 31, 2013. The use of cash was attributable to capitalized patent costs of $89,703, for purchase of computer equipment, leasehold improvements, and furniture of $328,976, net cash paid in acquisition of Travora of $804,451, for the year ending December 31, 2013.

Cash used by investing activities was $257,374 for the year ending December 31, 2012. The use of cash was attributable to capitalized patent costs of $94,501 and $162,873 for purchase of computer equipment, leasehold improvements, and furniture for the year ending December 31, 2012.

Cash flow provided by financing activities.

Cash provided by financing activities was $7,913,536 for the year ended December 31, 2013. The proceeds of cash were principally attributable to the proceeds from the exercise of warrants and options totaling $466,668, and issuance of $9,122,344 convertible notes and promissory notes to various investors, line of credit, net of $114,524, payments on notes of $1,790,000.

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

Business Combination - Acquisition of Ad Network Assets of Travora Media

On February 6, 2013, Travora Networks, Inc. (“TNI”), a wholly owned subsidiary of MediaShift, Inc. executed an asset purchase agreement with Travora Media, Inc. (“Travora” or “Seller”) to acquire Travora’s digital advertising network business, which was effective on February 1, 2013.  Activity from February 1st to February 6th was immaterial. Headquartered in New York City, Travora provides an established publishing network, advertiser and agency relationships, and an experienced ad sales and ad operations team. Travora represents over 300 established travel brands across desktop, tablet, and mobile platforms.  Travora achieved revenues of approximately $13.0 million and $10.9 million in 2011 and 2012 respectively. TNI retained approximately 20 of Travora’s former employees and will continue to operate out of New York City.

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

Earnout Consideration

As part of the acquisition, TNI agreed to issue additional cash to the sellers, contingent upon TNI meeting certain operating performance targets: publisher retention goals for 360 days following the acquisition date and revenue goals for the year ending December 31, 2013. As discussed in “Contingent Earnout Liabilities - Travora Earnout Consideration”, the estimated fair value of the contingency was $1,382,828 on the acquisition date and $0 as of December 31, 2013. Changes are recorded as a gain or loss on the Contingent Liability and are included in Other Income on the Income Statement.  The changes were a gain of $1,382,828 for the year ending December 31, 2013.

The following table summarizes the fair value of the assets acquired and the liabilities assumed in thousands:

Accounts receivable	$2,716
Prepaid expenses & deposits	5
Fixed assets	91
Intangible assets	5,727
Accounts payable	(1,856)
Other accrued expense	(596)
Net assets acquired	$6,087

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

•

After an analysis of the current and forecasted financial future of the Travora subsidiary, it was determined that that asset was impaired and it was necessary to write off the asset.  Expected revenue from Travora is not expected to generate profitability over the foreseeable life of the asset.  While the Company believes that the subsidiary still has strategic value to the overall value of Mediashift, on a standalone basis it cannot achieve the forecasted financial returns required to maintain the anticipated asset value booked at the time of the acquisition.  The Company has written off the asset in accordance with GAAP

The significant identifiable tangible assets acquired include primarily accounts receivable and fixed assets.  The Company determined that the book value of accounts receivable reflected fair value of those assets.  The Company determined the book value of the fixed assets reflected fair value of those assets.

The following pro forma information for the period ending December 31, 2013 and 2012 presents the results of operations as if the TNI acquisition had occurred January 1, 2012. The supplemental pro forma information has been adjusted to include:

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

	Year ended December 31,
	2013	2012
Revenues	7,568,147	10,893,929
Income (Loss) from continuing operations, before provision for income taxes	(22,694,661)	(6,677,799)
Income (Loss) from continuing operations	(22,698,686)	(6,699,142)
Net Income (Loss)	(22,698,686)	(10,077,422)

Weighted average common shares outstanding:
Basic	18,482,996	4,428,229
Diluted	18,482,996	4,428,229

Earnings per share:
Basic - Income (Loss) from continuing operations	(1.23)	(1.51)
Basic - Net Income (Loss)	(1.23)	(1.51)
Diluted - Income (Loss) from continuing operations	(1.23)	(1.51)
Diluted - Net Income (Loss)	(1.23)	(1.51)

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

The estimated fair value of the Publisher Retention Earnout Payments contingent earnout consideration on the acquisition date was $67,747 on the acquisition date and $0 as of December 31, 2013.  Changes are recorded as a gain or loss on the Contingent Liability and are included in Other Income on the Income Statement.  The changes were a gain of $67,747 as of December 31, 2013.

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

The estimated fair value of the Revenue Goal Earnout Payments contingent consideration on the acquisition date was $1,315,081 on the acquisition date and $0 as of December 31, 2013. Changes are recorded as a gain or loss on the Contingent Liability and are included in Other Income on the Income Statement.  The changes were a gain of $1,315,081 for the year ending December 31, 2013.

Operating Leases - In January 2012, the Company entered into an operating lease agreement that commenced February 2012 for its office facility in Glendale which expires on February 19, 2014. On February 7, 2014, the lease was extended to February 15, 2015.  In April, 2013, the Company entered into an operating lease agreement that commenced on May 16th, 2013 for its offices in New York, New York which expires June 15, 2018.  In April 2013, the Company entered into an operating lease agreement that commenced April, 2013 for its corporate office in Newport Beach, California which expires on April 30, 2014.

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

In November 2013, the Company issued $50,000 in a two year 8% convertible note to one investor.  The 8% Note was issued with a conversion price of the lesser of $3.50 per share or the product of .90 and the next financing price.  It also included the right to receive an additional ½ of a Warrant for every 3.50 invested in common shares at $3.50 per share.  The warrants were exercisable immediately after issuance and expire in 2 years. The fair value of the warrants of $15,438 was calculated using the Black-Scholes option pricing model at the date of issuance using the following assumptions: dividend yield of 0%, expected volatility of 151%, risk free interest rate of 0.34% and a contractual life of two years. The Company recorded the fair value of the warrants of $15,438 to loan warrant discount as a contra liability offsetting the respective term loan amounts on the Balance Sheet.

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

The fair value of the conversion feature on December 31, 2012 calculated using the Black Scholes model totaled $534,251 and is reflected as a discount to the 10% Notes. The discount attributable to the issuance date aggregate fair value of the conversion options and warrants, totaling $750,292, was amortized using the straight line interest method over the term of the 10% Notes. The intrinsic value of the conversion option in the 10% Notes totaling $534,251 was calculated in accordance with ASC 470 and recorded, on the issuance date, as additional paid in capital and a corresponding reduction of the carrying value of the 10% Notes.  The discount remaining was $289,386 and $750,292 as of December 31, 2013 and December 31, 2012 respectively.

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

In October of 2013, the Company issued $175,000 in a one year 10% convertible notes to four investors.  The 10% Notes may be prepaid by the Company with fifteen days’ notice, and may be converted into the Company’s common stock  at $3.50 provided the per share trading price of the Common Stock is at least $6.00 per share for five consecutive trading days prior to such conversion. The 10% Notes were issued with one year warrants to purchase ½ of a Warrant for every 3.50 invested of common shares at $3.50 per share. The warrants are exercisable immediately after issuance and expire in 1 year. The fair value of the warrants of $29,080 was calculated using the Black-Scholes option pricing model at the date of issuance using the following assumptions: dividend yield of 0%, expected volatility of 134% - 136% , risk free interest rate of 0.10% - 0.16% and a contractual life of one year. The Company recorded the fair value of the warrants of $29,080 to loan warrant discount as a contra liability offsetting the respective term loan amounts on the Balance Sheet.

10% Promissory Notes

On November 19, 2013, the Company issued $100,000 in a 10% promissory notes to one investor.  The 10% Notes may be prepaid in whole or in part at any time without premium, penalty or prior written notice. The 10% interest accrues monthly.

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

In the fourth quarter of 2013, the Company issued $495,000 in 12% promissory notes with various investors.  The 12% Notes may be prepaid in whole or in part at any time without premium, penalty or prior written notice.  The 12% interest accrues monthly.

Line of Credit

In March 2011, the Company entered into a lending facility that provides for advances of up to $500,000 with interest at 12% per annum payable monthly. The facility was provided by an investor in our preferred stock.  On September 17, 2013, the line of credit expired, and no advances are available. As of December 31, 2013, there was no balance outstanding on the facility.

In June 2013, the Company entered into a loan agreement that provides for advances of up to $250,000 with interest at 10% per annum payable monthly, plus an origination fee of 2.5% added to the principal amount.  As of December 31, 2013, there was no balance outstanding on the agreement.

In November 2013, the Company approved a line of credit against the outstanding Accounts Receivable of up to $2,500,000.  The terms of the line include interest of 1.75% per month on the outstanding balance, and a $1,000 origination fee.  There is no prepayment penalty.  As of December 31, 2013 there was a $114,524 balance outstanding on the agreement.

Patent issuance

On February 26th, 2013, the Company was awarded a second patent for Methods and Systems for Searching, Selecting, and Displaying Content.  A third patent was awarded on October 8, 2013 for Methods and Systems for Processing and Displaying Content.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, the Company carried out an assessment under the supervision and with the participation of our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(1) and I 5d-15(1)). Our Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013.

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

Under the supervision and with the participation of management, including the Company's Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our Chief Financial Officer concluded as of December 31, 2013 that our internal controls over financial reporting were effective at the reasonable assurance level. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

The following table sets forth certain biographical information with respect to our directors and executive officers as of December 31, 2013:

Name	Age	Positions
David Grant	51	Chairman of the Board and Chief Executive Officer
Brendon Kensel	43	President
Michael Spalter	52	Chief Operating Officer
Sanjeev Kuwadekar	55	Director and Chief Technology Officer
Rick Baran	49	Chief Financial Officer and Secretary
Robert Burg	57	Director
Ed Cerkovnik	56	Director
Donald P. Wells	69	Director

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

Rick Baran. Rick is the Chief Financial Officer, Principal Financial and Accounting Officer, and Secretary at MediaShift, Inc . Previously, Mr. Baran served as the Chief Financial Officer and Executive Vice President of Clear Channel Media and Entertainment since 2010, a $3.5B unit of Clear Channel Communications.  He also served as the Chief Financial Officer and Executive Vice President of CBS Television Stations Group, where he was responsible for the financial performance of its nationwide network of CBS-owned and operated stations. Mr. Baran joined CBS after having spent the past five-and-a-half years with Tyco International Ltd, as Chief Financial Officer of Earth Tech, and also as Corporate Ombudsman of Tyco International Ltd., from 2003 to December 31, 2005.  Prior to that, Mr. Baran spent 12-and-a-half years in a wide range of leadership roles at General Electric, most notably as Global Chief Financial Officer of its Hydro Electric and Power and turbine installation businesses. Mr. Baran has been a licensed Attorney in Connecticut since 1994. Mr. Baran earned his Bachelor's degree in Business Administration from the University of Massachusetts. He then earned his M.B.A. and J.D. from the University of Connecticut.

Robert Burg - Director.  Mr. Burg was appointed to our Board of Directors in September 2012. Since 2009, Mr. Burg has been the president of CMC Golf, a manufacturer, and distributor of fine golf accessories.  Since 1998, Mr. Burg has been the owner of The Burg Group, a national sales and marketing agency specializing in the golf industry.  From 1992 to 1998, Mr. Burg held several executive level positions, including President from 1995 to 1998, with Royal Grip, Inc., a publicly traded company that designed and distributed golf club grips and athletic headwear. He received a B.A. degree in Business from Great Western University in 1977.

Ed Cerkovnik - Director.  Mr. Cerkovnik was appointed to our Board of Directors in September 2012. Mr. Cerkovnik is a founder and President of Breckenridge Holding Company, the owner and operator of the Breckenridge Brewery & Pub concept, as well as other food and beverage concepts. Mr. Cerkovnik has served as an officer and director of Breckenridge Holding Company since its inception in 1994. In addition, Mr. Cerkovnik has been an active principal in other restaurant and commercial real estate projects since 1994.  Prior to 1994 and beginning in 1984, Mr. Cerkovnik was engaged in the private practice of law in Denver, Colorado, concentrating his practice in the areas of business, corporate and securities law, including mergers and acquisitions, private placements and public offerings, corporate structuring and formation, project finance, strategic alliances and joint ventures, and general corporate matters. Since 1994 Mr. Cerkovnik has continued to serve as a legal and business adviser to clients with significant business interests in a range of industries, including investment management and financial services, real estate development and investments, manufacturing, telecommunications, software and services, and branded consumer products.  Mr. Cerkovnik received his undergraduate degree from the University of Montana in 1980 and his law degree from the University of Texas in 1983.

Donald P. Wells - Director.  Mr. Wells was appointed to our Board of Directors in September 2012. Mr. Wells has served since 1997 as Chief Financial Officer for Wetzel’s Pretzels LLC, a private company that operates and franchises over 240 fresh pretzel bakeries in shopping malls in more than 25 states and five other countries (including Canada, Lebanon, Mexico, the Philippines, and South Korea).  Mr. Wells served as Chief Financial Officer and Executive Vice-President of Merchandising Resources, Inc., a manufacturing and marketing company serving the beverage industry with point of sale merchandising equipment and display material via a direct sales force. He also served as Finance Vice President of Nestle Brands, a subsidiary of Nestle USA. From 1989 to 1990, Mr. Wells served as Chief Financial Officer and Vice President of Finance of Superior Brands, Inc., a manufacturer of pet products sold nationally primarily through the grocery channel.

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the years ended December 31, 2012 or December 31, 2013. We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, we expect to compensate our directors with cash fees and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director has received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.  MediaShift has issued 50,000 options for shares of its common stock to each of Donald Wells, Robert Burg and Ed Cerkovnik, after joining our Board of Directors upon compliance with the provisions of Rule 14(f)-1. These options vest in equal monthly installments over a 24 month period and, pursuant to the terms of the Merger Agreement and the transactions related thereto, were exchanged for corresponding options for shares of our Class M Preferred and, upon the Automatic Conversion, options for shares of our common stock.

Corporate Governance

We are committed to having sound corporate governance principles. We believe that such principles are essential to running our business efficiently and to maintaining our integrity in the marketplace. Our Board of Directors has five directors, and an audit committee.

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

Committees of the Board of Directors

The Board of Directors has established an audit committee consisting of Mr. Cerkovnik and Mr. Wells.  All board members are present for all other corporate business.

Code of Ethics

We have adopted a Code of Conduct effective January 1, 2005, which applies to all of our employees, consultants, officers and directors. It establishes standards of conduct for individuals and also individual standards of business conduct and ethics. In addition it sets out our policies in relation to our employees on such issues as discrimination, harassment, privacy, drugs, alcohol, tobacco, and weapons. We will provide such Code of Conduct in print, free of charge, to any investor who requests it by writing to: 20062 SW Birch St., Suite 220, Newport Beach, California 92660 .

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2013, all officers, directors and greater than ten percent beneficial owners complied with the Section 16(a) filing requirements..

Executive Compensation

The following table provides a summary of annual compensation for our executive officers for the year ended December 31, 2013. We do not have an employment agreement with any of our executive officers.

	Annual compensation			Long-term compensation	All other compensation
Name and principal position	Annualized salary	Actual salary	Bonus	Securities underlying options
David Grant - Chief Executive Officer	$ 250,000	$ 250,000	-	-	-
Sanjeev Kuwadekar - Chief Technology Officer	$ 240,000	$ 240,000	-	-	-
Brendon Kensel - President	$ 210,000	$ 210,000	-	-	-

Stock options granted during the most recently completed financial year

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

Option exercises in last fiscal year and fiscal year-end option values

On May 29, 2013, 1,864 MediaShift Common Stock Options were exercised in a cashless exercise.

In October 2012, 42,500 MediaShift Common Stock Options were exercised providing proceeds of $18,700.

Employment Agreements

MediaShift has no employment agreements.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2013, for each of the following persons;

•

each of our executive officers and directors;

•

all executive officers and directors as a group; and

•

each person who is known by us to beneficially own more than 5% of our outstanding common stock.

As of December 31, 2013, there were 22,498,527 shares of common stock issued and outstanding. Shares of common stock not outstanding but deemed beneficially owned because an individual has the right to acquire the shares of common stock within 60 days, are treated as outstanding when determining the amount and percentage of common stock owned by that individual and by all directors and executive officers as a group. The address of each executive officer and director is 20062 SW Birch St., Suite 220, Newport Beach, CA 92660. The address of other beneficial owners is set forth below.

Name of beneficial owner	Number of Shares beneficially owned (1)	Percentage of shares outstanding (1)
Executive officers and directors:
David Grant (2)	7,980,474	35.5%
Sanjeev Kuwadekar (3)	3,504,557	15.6%
Brendon Kensel (4)	201,000	0.90%
Michael Spalter	-	*
Ed Cerkovnik (5)	16,250	0.10%
Donald Wells (6)	14,000	0.10%
Robert Burg (7)	20,417	0.10%
Richard Baran	20,000	0.10%
All executive officers and directors as a group (8 persons)	11,756,698	52.3%
Stockholders owning 5% or more:
Justin Yorke (8)	2,536,946	11.3%

(1)

For each of the persons or groups identified in this table, the percentage is based on the sum of (a) 22,498,527 shares of our common stock issued and outstanding and (b) any shares of common stock underlying stock options beneficially owned by such person or group, including options for our common stock and any warrants for our common stock exercisable within sixty days of the date hereof.

(2)	Includes (a) 6,286,507 shares of our common stock and (b) 1,693,967 shares of our common stock underlying vested options.
(3)	Includes (a) 2,760,666 shares of our common stock and (b) 743,891 shares of our common stock underlying vested options.
(4)

Includes (a) 50,000 shares of our common stock and (b) 151,000 shares of our common stock underlying vested options held by Kensel and Co. LLC.  Mr. Kensel serves as Managing Partner of Kensel and Co. LLC and, as such, may be deemed to have beneficial ownership of the shares of our common stock and shares of our common stock underlying vested options held by Kensel and Co. LLC.

(5)	Includes (a) 10,000 shares of our common stock, (b) 18,750 shares of our common stock underlying vested options.
(6)	Includes (a) 1,500 shares of our common stock owned prior to the Merger and (b) 25,000 shares of our common stock underlying vested options.
(7)	Includes (a) 10,000 shares of our common stock and (b) 22,917 shares of our common stock underlying vested options.
(8)

Includes (a) 2,493,446 shares of our common stock and (b) 42,500 shares of our common stock underlying vested options.

Mr. Yorke may be deemed to be the beneficial owner of JMW Fund LLC, which owns 1,186,655 shares of our common stock and of San Gabriel Fund LLC which owns 1,232,291 shares of our common stock due to his position as manager of both funds.

As a result, when including the (a) 42,500 shares of our common stock owned personally and (b) 2,494,446 shares of our common stock owned by JMW Fund LLC and San Gabriel Fund LLC, Mr. Yorke may be deemed to be the beneficial owner of 2,536,946 shares of common stock, or approximately 11.3% of our common stock.  The address for Mr. Yorke is 4 Richland Place, Pasadena, CA  91103.

*	Less than one percent.

Certain Relationships, Related Transactions, and Director Independence

MediaShift utilizes the programming services of a company managed by its Chief Technology Officer.  Payments to this company were $148,734 and $198,492 for the years ending December 31, 2012, and 2013, respectively.

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

Principal Accounting Fees and Services

It is the policy of the Company for the Board of Directors to pre-approve all audit, tax and financial advisory services. All services rendered by Hein & Associates LLP were pre-approved by the Board of Directors for the years ended December 31, 2013 and 2012. The aggregate fees billed by Hein & Associates LLP for professional services rendered for the audit of the Company’s financial statements and other services were as follows:

Year ended December 31,	2013	2012
Audit fees	$124,926	$ 68,322
Audit related fees	-	-
Tax fees	15,670	-
All other fees	31,904	-

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

2.5	Master Lease Agreement No. 527 dated as of January 13, 2012, by and between Travora Media, Inc. and Eastward Capital Partners V, L.P.
2.6	IP Assignment Agreement
2.7	Form of Lock-up Agreement
3.1	Amended and Restated Articles of Incorporation of the registrant
3.2	Amendment to Articles of Incorporation of the registrant dated March 4, 2013
3.3	By-laws of the registrant
4.1	Certificate of Designation Class M Preferred Stock
4.2	Specimen of Common stock Certificate
4.3	Form of Lockup Agreement
4.4	Form of $4.25 Warrant
4.5	Form of $6.00 Warrant
4.6	Form of $5.00 Warrant
4.7	Form of Underwriter’s Warrant Agreement
4.8	Form of 8% Convertible Promissory Note
10.1	Equity compensation plan
14.1	Code of Business Conduct
31.1	Certification of David Grant, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Richard Baran, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of David Grant, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Richard Baran, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
31.1	Certification of David Grant, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MediaShift, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2014	MediaShift, Inc.

	By:	/s/ David Grant
David Grant
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on April 15, 2014.

Signature	Title
/s/ David Grant	Chief Executive Officer
David Grant
/s/ Brendon Kensel
Brendon Kensel	President
/s/ Michael Spalter
Michael Spalter	Chief Operating Officer
/s/ Sanjeev Kuwadekar
Sanjeev Kuwadekar	Chief Technology Officer
/s/Rick Baran	Chief Financial Officer and Secretary
Rick Baran
/s/ Robert Burg	Director
Robert Burg
/s/ Ed Cerkovnik	Director
Ed Cerkovnik
/s/ Donald P. Wells
Donald P. Wells	Director

MediaShift, Inc.

Financial Statements

As of December 31, 2013 and 2012

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MediaShift, Inc.

We have audited the accompanying consolidated balance sheets of MediaShift, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MediaShift, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/

Irvine, California

April 15, 2014

MediaShift, Inc.

BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$ 93,809	$ 902,701
Accounts receivable, net	1,929,932	6,240
Prepaid expenses	95,533	57,625
Total current assets	2,119,274	966,566
Property and equipment, net of depreciation	446,099	163,819
Discontinued operations: assets held for sale	10,542	10,542
Patents	296,790	215,070
Deposits	118,250	10,250
Other assets	1,905	434
Total Assets	$ 2,992,860	$ 1,366,681
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$ 3,895,880	$ 294,632
Note Payable, less discount of $222,605 and $0 in 2013 and 2012	2,579,662	-
Liabilities directly associated with assets held for sale	379,422	378,296
Total Current Liabilities	6,854,964	672,928
Long-Term Liabilities:
Note Payable, less discount of $0 and $750,292 in 2013 and 2012 respectively	1,603,865	249,707
Total Long-Term Liabilities	1,603,865	249,707
Total Liabilities	$8,458,829	$ 922,635
Commitments and Contingencies (Note 5)
Stockholders’ equity:
Series A preferred stock, $0.001 par value, 0 and 0 shares issued and outstanding at December 31, 2013 and 2012; liquidation preference of $0 and $0 December 31, 2013 and 2012.	-	-
Series B preferred stock, $0.001 par value, 0 and 0 and shares issued and outstanding at December 31, 2013 and 2012, respectively; liquidation preference of $0 and $0 as of December 31, 2013 and 2012.	-	-
Class M preferred stock, $0.01 par value, 0 issued and outstanding at December 31, 2013 and 169,973.88 at December 31, 2012; no liquidation preference as of December 31, 2013 and 2012	-	1,700
Common stock - 100,000,000 and 25,000,000 shares authorized, $0.001 par value, 22,498,527 and 2,771,705 shares issued and outstanding at December 31, 2013 and 2012, respectively	22,499	5,543
Additional paid-in capital	28,296,419	10,430,087
Accumulated deficit	(33,784,887)	(9,993,284)
Total Stockholders’ Equity	(5,465,969)	444,046
Total Liabilities and Stockholders’ Equity	$ 2,992,860	$ 1,366,681

The accompanying notes are an integral part of these consolidated financial statements.

MediaShift, Inc.

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2013	2012
Revenues	6,952,652	$ 12,780
Cost of goods sold	(5,187,834)	(9,237)
Gross profit	1,764,818	3,543
Expenses:
General and administrative expenses	12,252,906	5,394,313
Depreciation and Amortization	349,259	25,729
Research and development expenses	402,457	202,703
Total expenses	13,004,622	5,622,745
Total operating loss	(11,239,804)	(5,619,202)
Other Income and Expense
Interest income	52	-
Interest expense	(1,583,789)	(83,141)
Fair value adjustment on derivative liability	(659,787)	-
Loss on debt extinguishment	(4,991,513)	-
Loss on impairment	(5,408,709)	-
Other income	1,378,767	-
Total other income and expense	(11,264,979)	(83,141)
Net loss before taxes and discontinued operations	(22,504,783)	(5,702,343)
Taxes	(4,025)	(2,000)
Net loss from continuing operations	(22,508,808)	(5,704,343)
Discontinued Operations:
Gain from discontinued operations	-	6,450
Net loss	(22,508,808)	(5,697,893)
Less: deemed dividend on warrant extension	-	(3,384,730)
Net loss applicable to common shareholders	$ (22,508,808)	$ (9,082,623)

Basic and diluted weighted average shares outstanding	18,482,996	4,428,229
Per Share Amounts applicable to common shareholders for the period per share, basic and diluted:
(Loss) from continuing operations	$ (1.22)	$ (1.29)
(Loss) from discontinued operations	$ -	$ -
(Net Loss) per share	$ (1.22)	$ (1.29)

The accompanying notes are an integral part of these consolidated financial statements.

MediaShift, Inc.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2013	2012
OPERATING
Net loss	$ (22,508,808)	$ (5,697,893)
Adjustments to reconcile net loss to cash flows from operating activities:
Stock based compensation	1,775,687	2,865,603
Depreciation	349,259	25,729
Fair value of common stock warrants issued	270,185	-
Loss on derivative liability	659,787	-
Loss on debt extinguishment	4,991,513	-
Gain on contingent liability	(1,382,828)	-
Loss on Impairment	5,408,709	-
Sale of Nileguide	100,000	-
Loss on disposal of fixed assets	16,865	-
Depletion and accretion	-	2,740
Amortization of note discount	814,929	68,209
(Increase) in accounts receivable	792,308	(3,658)
(Increase) in other assets	(1,471)	(434)
(Increase) in prepaid expenses	(32,908)	(44,448)
(Increase) in deposits	(108,000)	(10,250)
Increase in accounts payable and accrued expenses	1,354,349	87,563
Increase in liabilities directly associated with assets held for sale	1,126	32,210
Cash used in operating activities	(7,499,298)	(2,674,629)
INVESTING
Purchase of property and equipment	(328,976)	(162,873)
Net Cash paid in acquisition of certain assets of Travora Media Inc.	(804,451)	-
Patent costs	(89,703)	(94,501)
Cash used in investing activities	(1,223,130)	(257,374)
FINANCING
Loan proceeds	9,122,344	1,000,000
Line of credit, net	114,524	-
Payments on note payable	(1,790,000)	-
Net cash from JMG	-	1,509,736
Exercise of warrants and options	466,668	74,497
Net proceeds from issuance of preferred stock	-	602,000
Cash provided by financing activities	7,913,536	3,186,233
Net increase in cash and cash equivalents	(808,892)	254,230
Cash and cash equivalents, beginning of period	902,701	648,471
Cash and cash equivalents, end of period	$ 93,809	$ 902,701

Cash paid during the year for:
Interest	$ 319,534	$ 14,932
Income taxes	$ 4,025	$ 2,000
Non Cash Transactions
Extinguishment of debt via issuance of common stock	$ 11,604,760
Dividend of affiliated entity	-	$ 20,894
Extension of warrant expiration date - deemed dividend	$ 1,282,795	$ 3,384,730

The accompanying notes are an integral part of these consolidated financial statements.

MediaShift, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

for the year ended December 31, 2013 and 2012

	Preferred Stock		Class M Preferred		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	$	Shares	$	Shares	$	$	$	$
Balance at December 31, 2011	5,683,899	5,684	-	-	5,215,583	10,431	1,642,742	(910,661)	748,196
Series C preferred stock	528,070	528	-	-	-	-	601,472	-	602,000
Exercised warrants, Series A preferred stock	168,651	169	-	-	-	-	26,394	-	26,563
Exercised options	-	-	-	-	135,302	271	47,663	-	47,934
Stock based compensation	-	-	-	-	-	-	2,865,603	-	2,865,603
Net equity acquired in JMG Merger	-	-	-	-	2,729,205	5,458	1,048,576	-	1,054,034
Conversion of stock to Class M Preferred	(6,380,620)	(6,381)	169,974	1,700	(5,308,385)	(10,617)	15,298	-	-
Dividends	-	-	-	-	-	-	(20,894)	-	(20,894)
Beneficial conversion feature on convertible note	-	-	-	-	-	-	818,503	-	818,503
Extension of warrant expiration dates	-	-	-	-	-	-	3,384,730	(3,384,730)	-
Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	(5,697,893)	(5,697,893)
Balance at December 31, 2012	-	$ -	169,974	$ 1,700	2,771,705	$ 5,543	$ 10,430,087	$ (9,993,284)	$ 444,046
Conversion of Class M Preferred to Common Stock	-	-	(169,974)	(1,700)	16,997,388	16,997	(15,297)	-	-
Par adjustment stock split	-	-	-	-	-	(2,771)	2,771	-	-
Stock based compensation	-	-	-	-	-	-	1,775,687	-	1,775,687
Issuance of warrant with debt	-	-	-	-	-	-	2,481,493	-	2,481,493
Issuance of shares to extinguish debt	-	-	-	-	2,610,903	2,611	11,602,149	-	11,604,760
Exercised options	-	-	-	-	1,864	2	(2)	-	-
Extension of Warrant expiration date	-	-	-	-	-	-	1,282,795	(1,282,795)	-
Warrants Exercised	-	-	-	-	116,667	117	466,551	-	466,668
Issuance of Replacement Warrants	-	-	-	-	-	-	270,185	-	270,185
Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-	(22,508,808)	(22,508,808)
Balance at December 31, 2013	-	$ -	-	-	22,498,527	$ 22,499	$ 28,296,419	$(33,784,887)	$ (5,465,969)

The accompanying notes are an integral part of these consolidated financial statements.

MediaShift, Inc.

NOTES TO FINANCIAL STATEMENTS

1.  Principal Business Activities:

Organization and Business

MediaShift, Inc. (the "Company") originally incorporated under the laws of the state of Nevada in July 2004 as JMG Exploration, Inc. (“JMG”).  At a Special Meeting of Shareholders (the "Meeting") of JMG Exploration, Inc held on March 4, 2013, JMG shareholders approved the following:

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

All continuing operations are being conducted by MediaShift’s wholly owned subsidiaries, Ad-Vantage Networks, Inc. (“AdVantage”) and Travora Networks, Inc. (“TNI”). AdVantage provides digital advertising software and service solutions that enable access providers and network operators to generate advertising revenues on their free and fee-based networks. TNI operates a leading digital advertising network, where it engages in the marketing and selling of online advertiser ads to travel service providers through a proprietary network of web publishers.

TNI was formed on January 14, 2013 as a Delaware Corporation. TNI acquired assets from Travora Media., Inc. related to Travora Media’s ad network business in an Asset Purchase Agreement which was effective on February 1, 2013 and which closed February 6, 2013 and therefore the financial information presented as December 31, 2013 represents only eleven months of TNI operations.

Liquidity and Going Concern

The Company faces certain risks and uncertainties which are present in many emerging technology companies regarding product development, future profitability, ability to obtain future capital, protection of patents and property rights, competition, rapid technological change, government regulations, recruiting and retaining key personnel, and third party vendors and manufacturers.

The Company's consolidated financial statements for the year ended December 31, 2013 have been prepared on a going-concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has historically reported net losses, including a net loss of $22,508,808 for the year ended December 31, 2013, and negative cash flows from operations of $7,499,298 for the year ended December 31, 2013. The Company believes that it will be able to obtain additional financing from existing related parties through December 31, 2014 if necessary.  However, no assurance can be given that the company will be able to obtain additional financing from existing related parties.  This raises substantial doubt about the Company's ability to continue as a going concern.

As of December 31, 2013, the Company had an accumulated deficit of $33,784,887. The Company anticipates being active in capital markets in 2014 to increase our working capital position.

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

Presentation

The accompanying consolidated financial statements include the accounts of MediaShift, Inc. and our subsidiaries Ad-Vantage Networks, Inc and Travora Networks, Inc. Intercompany balances have been eliminated in consolidation. On March 4, 2013, the Company announced the effectiveness of a one-for-two reverse stock split. All share and per share information, including earnings per share, in this Form 10-K have been retroactively adjusted to reflect this reverse stock split and certain items in prior period financial statements have been revised to conform to the current presentation. Our net loss is equivalent to our comprehensive loss so we have not presented a separate statement of comprehensive loss.

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

After an analysis of the current and forecasted financial future of the Travora subsidiary, it was determined that the intangible asset was impaired and it was necessary to write off the asset.  Forecasted revenue from Travora is not expected to generate profitability over the foreseeable life of the asset.  While the Company believes that the subsidiary still has strategic value to the overall value of Mediashift, on a standalone basis it cannot achieve the forecasted financial returns required to maintain the anticipated asset value booked at the time of the acquisition.  In accordance with GAAP, the Company has written off the asset and recorded an Impairment of $5,408,709.

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

Concentration of Credit Risk

The Company conducts business with companies in Canada, New Zealand, England, Europe and Australia as part of its ongoing advertising business. This results in a number of receivables denominated in the currencies of those countries, with about $325,000 in receivables outstanding at any time. The company does not engage in hedging activities to offset the risk of exchange rate fluctuations on these payables. During 2013, the company incurred foreign exchange losses of $31,408.

Allowance for Doubtful Accounts

The allowance is established through a provision for bad debts charged to expense. Receivables are charged against the allowance for uncollectible accounts when management believes that collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on an evaluation of the collectability of accounts receivable, overall accounts receivable quality, review of specific problem accounts receivable, and current economic conditions that may affect the customer’s ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. Recoveries of receivables previously written off are recorded when received.  The company has recorded an allowance for doubtful accounts of $119,949 for December 31, 2013.

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

Advertising

Advertising costs are charged to expense as incurred and were $370,207 and $64,205 for 2013 and 2012 respectively.

Research and Development

Research and development costs are expensed as incurred and were $402,457 and $202,703 for 2013 and 2012 respectively.

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

The Company recognizes stock-based compensation expense as a component of salary and other compensation expenses in the statements of operations and was $1,775,687 and $4,205,730 for 2013 and 2012 respectively.

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

Net Loss per Common Share

Loss per share ("EPS") is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share for the years ended December 31, 2013 and 2012 because their effect would be antidilutive. The following shares were accordingly excluded from the net income/loss per share calculation.

	Years ended December 31,
	2013	2012
Stock warrants	4,817,533	2,131,276
Stock options	5,679,374	402,500
Stock options - Class M	-	18,650
Total shares excluded	10,496,907	2,552,426

Business Combination - Acquisition of Ad Network Assets of Travora Media

On February 6, 2013, Travora Networks, Inc. (“TNI”), a wholly owned subsidiary of MediaShift, Inc. executed an asset purchase agreement with Travora Media, Inc. (“Travora” or “Seller”) to acquire Travora’s digital advertising network business, which was effective on February 1, 2013.  Activity from February 1st to February 6th was immaterial. Headquartered in New York City, Travora provides an established publishing network, advertiser and agency relationships, and an experienced ad sales and ad operations team. Travora represents over 300 established travel brands across desktop, tablet, and mobile platforms.  Travora achieved revenues of approximately $13.0 million and $10.9 million in 2011 and 2012 respectively. TNI retained approximately 20 of Travora’s former employees and will continue to operate out of New York City.

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

Earnout Consideration

As part of the acquisition, TNI agreed to issue additional cash to the sellers, contingent upon TNI meeting certain operating performance targets: publisher retention goals for 360 days following the acquisition date and revenue goals for the year ending December 31, 2013. As discussed in “Contingent Earnout Liabilities - Travora Earnout Consideration”, the estimated fair value of the contingency was $1,382,828 on the acquisition date and $0 as of December 31, 2013. Changes are recorded as a gain or loss on the Contingent Liability and are included in Other Income on the Income Statement.  The changes were a gain of $1,382,828 for the year ending December 31, 2013.

The following table summarizes the fair value of the assets acquired and the liabilities assumed in thousands:

Accounts receivable	$2,716
Prepaid expenses & deposits	5
Fixed assets	91
Intangible assets	5,727
Accounts payable	(1,856)
Other accrued expense	(596)
Net assets acquired	$6,087

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

•

After an analysis of the current and forecasted financial future of the Travora subsidiary, it was determined that the intangible asset was impaired and it was necessary to write off the asset.  Forecasted revenue from Travora is not expected to generate profitability over the foreseeable life of the asset.  While the Company believes that the subsidiary still has strategic value to the overall value of Mediashift, on a standalone basis it cannot achieve the forecasted financial returns required to maintain the anticipated asset value booked at the time of the acquisition.  In accordance with GAAP, the Company has written off the asset and recorded an Impairment of $5,408,709.

The significant identifiable tangible assets acquired include primarily accounts receivable and fixed assets.  The Company determined that the book value of accounts receivable reflected fair value of those assets.  The Company determined the book value of the fixed assets reflected fair value of those assets.

The following pro forma information for the period ending December 31, 2013 and 2012 presents the results of operations as if the TNI acquisition had occurred January 1, 2012. The supplemental pro forma information has been adjusted to include:

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

	Year ended December 31,
	2013	2012
Revenues	7,568,147	10,893,929
Income (Loss) from continuing operations, before provision for income taxes	(22,694,661)	(6,677,799)
Income (Loss) from continuing operations	(22,698,686)	(6,699,142)
Net Income (Loss)	(22,698,686)	(10,077,422)

Weighted average common shares outstanding:
Basic	18,482,996	4,428,229
Diluted	18,482,996	4,428,229

Earnings per share:
Basic - Income (Loss) from continuing operations	(1.23)	(1.51)
Basic - Net Income (Loss)	(1.23)	(1.51)
Diluted - Income (Loss) from continuing operations	(1.23)	(1.51)
Diluted - Net Income (Loss)	(1.23)	(1.51)

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

The estimated fair value of the Publisher Retention Earnout Payments contingent earnout consideration on the acquisition date was $67,747  and $0 as of December 31, 2013.  Changes are recorded as a gain or loss on the Contingent Liability and are included in Other Income on the Income Statement.  The changes were a gain of $67,747 as of December 31, 2013.

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

The estimated fair value of the Revenue Goal Earnout Payments contingent consideration on the acquisition date was $1,315,081 and $0 as of December 31, 2013. Changes are recorded as a gain or loss on the Contingent Liability and are included in Other Income on the Income Statement.  The changes were a gain of $1,315,081 for the year ending December 31, 2013.

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

Management evaluates events occurring to the date of the financial statements in determining the accounting for and disclosure of transactions and events that affect the financial statements. Subsequent events have been evaluated through April 15, 2014, which is the date financial statements were available to be issued.  Management has determined that the events noted in Note 11 required disclosure.

3.  Property and Equipment

Property and equipment, at cost, consists of the following:

	December 31,
	2013	2012
Furniture and fixtures	179,555	$ 16,609
Computer and office equipment	345,968	168,818
Leasehold improvements	66,988	6,396
Accumulated depreciation	(146,412)	(28,004)
Property and equipment, net of depreciation	446,099	$ 163,819

4.  Patents

The Company has filed for domestic and international patent protection on its technology. In the United States, three patents have been issued and eight are pending. Internationally, no patents have been issued. Patents, at cost, consist of the following:

	December 31,
	2013	2012
Patents	$ 301,868	$ 215,070
Accumulated amortization	(5,078)	-
Patents, net of amortization	$ 296,790	$ 215,070

5. Commitments and Contingencies

Operating Leases - In January 2012, the Company entered into an operating lease agreement that commenced February 2012 for its offices in Glendale, California which expires on February 19, 2014. On February 7, 2014, the lease was extended to February 15, 2015.  On April 3, 2013, the Company entered into an operating lease agreement that commenced on May 16, 2013 for its offices in New York, New York which expires on June 15, 2018.  On April 4, 2013, the Company entered into an operating lease agreement that commenced April, 2013 for its corporate office in Newport Beach, California which expires on April 30, 2014.

Future minimum lease commitments are as follows:

Years ending December 31,	Amount
2014	351,172
2015	240,342
2016	232,640
2017	239,620
2018	111,038
$ 1,174,812

6.   Note Payable and Convertible Note and Warrants

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

In November 2013, the Company issued $50,000 in a two year 8% convertible note to one investor.  The 8% Note was issued with a conversion price of the lesser of $3.50 per share or the product of .90 and the next financing price.  It also included the right to receive an additional ½ of a Warrant for every 3.50 invested in common shares at $3.50 per share.  The warrants were exercisable immediately after issuance and expire in 2 years. The fair value of the warrants of $15,438 was calculated using the Black-Scholes option pricing model at the date of issuance using the following assumptions: dividend yield of 0%, expected volatility of 151%, risk free interest rate of 0.34% and a contractual life of two years. The Company recorded the fair value of the warrants of $15,438 to loan warrant discount as a contra liability offsetting the respective term loan amounts on the Balance Sheet.

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

The fair value of the conversion feature on December 31, 2012 calculated using the Black Scholes model totaled $534,251 and is reflected as a discount to the 10% Notes. The discount attributable to the issuance date aggregate fair value of the conversion options and warrants, totaling $750,292, was amortized using the straight line interest method over the term of the 10% Notes. The intrinsic value of the conversion option in the 10% Notes totaling $534,251 was calculated in accordance with ASC 470 and recorded, on the issuance date, as additional paid in capital and a corresponding reduction of the carrying value of the 10% Notes.  The discount remaining was $222,605 and $750,292 as of December 31, 2013 and 2012 respectively.

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

In October of 2013, the Company issued $175,000 in a one year 10% convertible notes to four investors.  The 10% Notes may be prepaid by the Company with fifteen days’ notice, and may be converted into the Company’s common stock  at $3.50 provided the per share trading price of the Common Stock is at least $6.00 per share for five consecutive trading days prior to such conversion. The 10% Notes were issued with one year warrants to purchase ½ of a Warrant for every 3.50 invested of common shares at $3.50 per share. The warrants are exercisable immediately after issuance and expire in 1 year. The fair value of the warrants of $29,080 was calculated using the Black-Scholes option pricing model at the date of issuance using the following assumptions: dividend yield of 0%, expected volatility of 134% - 136% , risk free interest rate of 0.10% - 0.16% and a contractual life of one year. The Company recorded the fair value of the warrants of $29,080 to loan warrant discount as a contra liability offsetting the respective term loan amounts on the Balance Sheet.

10% Promissory Notes

On November 19, 2013, the Company issued $100,000 in a 10% promissory notes to one investor.  The 10% Notes may be prepaid in whole or in part at any time without premium, penalty or prior written notice. The 10% interest accrues monthly.

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

In November and December of 2013, the Company issued $495,000 in 12% promissory notes with various investors.  The 12% Notes may be prepaid in whole or in part at any time without premium, penalty or prior written notice.  The 12% interest accrues monthly.

The aggregate amount of principal maturities for the next five years follows:

Years ending December 31,	Amount
2014	$2,579,662
2015	1,163,639
2016	440,226
$ 4,183,527

Line of Credit

In March 2011, the Company entered into a lending facility that provides for advances of up to $500,000 with interest at 12% per annum payable monthly. The facility was provided by an investor in our preferred stock.  On September 17, 2013, the line of credit expired, and no advances are available. As of December 31, 2012, there was no balance outstanding on the facility.

In June 2013, the Company entered into a loan agreement that provides for advances of up to $250,000 with interest at 10% per annum payable monthly, plus an origination fee of 2.5% added to the principal amount.  As of December 31, 2013, there was no balance outstanding on the agreement.

In November 2013, the Company approved a line of credit against the outstanding Accounts Receivable of up to $2,500,000.  The terms of the line include interest of 1.75% per month on the outstanding balance, and a $1,000 origination fee.  There is no prepayment penalty.  As of December 31, 2013 there was a $114,524 balance outstanding on the agreement.

7.   Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 100,000,000 shares of Common Stock (increased to 100,000,000 effective March 4, 2013.)  As of December 31, 2013, there are 22,498,527 shares of Common Stock issued and outstanding. The holders of our Common Stock are entitled to one vote per share. The holders of our Class M Preferred Stock are entitled to 200 votes for each Class M Preferred share they own on all matters to be voted on by the stockholders. All shares of Common Stock and Series M Preferred Stock are entitled to participate in any distributions or dividends that may be declared by the Board of Directors, subject to any preferential dividend rights of outstanding shares of our Preferred Stock. Subject to prior rights of creditors, all shares of Common Stock are entitled, in the event of our liquidation, dissolution or winding up, to participate ratably in the distribution of all our remaining assets. Our Common Stock has no preemptive or conversion rights or other subscription rights.

Series M Preferred Stock

In connection with the AdVantage merger and pursuant to the filing of a Certificate of Designation with the Nevada Secretary of State on August 28, 2012, the Board of Directors of the Company authorized the issuance of Class M Preferred Stock. Pursuant to the Merger Agreement, the Company agreed to issue shares of its Class M Preferred to the AdVantage Owners in exchange for the shares of AdVantage common stock and preferred stock (and to issue new options for shares of AdVantage common stock underlying AdVantage options).

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

Warrants and Options

As of December 31, 2013, we have the following warrants and options outstanding:

Common Stock Warrants

Warrant summary	Number of warrants outstanding	Exercise price	Maximum proceeds	Expiration Date
Warrants issued in the preferred stock private placement	184,625	$ 12.00	2,215,500	02/28/2014
Warrants issued upon conversion of preferred stock	869,750	$ 8.50	7,392,875	02/28/2014
Warrants issued our initial public offering	881,901	$ 10.00	8,819,010	02/28/2014
Warrants issued to our underwriters	95,000	$ 14.00	1,330,000	02/28/2014
Warrants issued with 10% convertible notes	100,000	$ 6.50	650,000	11/05/2014
Warrants issued with 8% convertible notes	1,294,557	$ 4.00	5,178,228	07/31/2014
Warrants issued with 8% convertible notes	1,294,557	$ 6.00	7,767,342	07/31/2014
Warrants issued with 10% convertible notes	5,000	$ 4.00	20,000	09/16/2014
Warrants issued with 12% promissory notes	60,000	$ 4.00	240,000	09/17/2014
Warrants issued with 10% convertible notes	7,500	$ 3.50	26,250	10/04/2015
Warrants issued with 10% convertible notes	10,000	$ 3.50	35,000	10/14/2015
Warrants issued with 10% convertible notes	7,500	$ 3.50	26,250	10/30/2015
Warrants issued with 10% convertible notes	7,143	$ 3.50	25,000	11/11/2015
Total	4,817,533	various	33,725,455	various

Options

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

Deemed Dividend

On July 31, 2013, the Board of Directors authorized and extended the expiration date of the outstanding warrants to July 31, 2014.  Except as so extended all other provisions of each class of warrants have not been altered or otherwise amended.  A deemed dividend of $1,282,795 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model.  On November 21, 2012, the Board of Directors authorized and extended the expiration date of the outstanding warrants to February 28, 2014. Except as so extended all other provisions of each class of warrants have not been altered or otherwise amended. A deemed dividend of $3,384,730 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model.

8.   Income Taxes

MediaShift files income tax returns in the U.S. federal jurisdiction and the states of California, New York, Florida, Georgia and Illinois. There are currently no income tax examinations underway for these jurisdictions.

MediaShift provides deferred income taxes for differences between the tax reporting bases and the financial reporting bases of assets and liabilities. Provision for (benefit from) income taxes from continuing operations consists of the following:

	2013	2012
Current:
Federal	$ -	$ -
State	4,025	2,400
	4,025	2,400
Deferred:
Federal	(6,132,778)	(1,870,543)
State	(466,407)	(320,837)
Valuation allowance	6,599,185	2,191,380
	-	-
Total	$ 4,025	$ 2,400

The benefit from income taxes differs from the amount computed by applying the federal statutory income tax rate to losses from continuing operations before income taxes. The sources and tax effects of the differences are as follows:

	2013	2012
Statutory Rate	34.0%	34.0%
State Income Taxes, Net of Federal Benefit	3.65%	5.8%
Permanent items	0.0%	-15.7%
Change in valuation allowance	-35.03%	-24.1%
Prior year true up	0.0%	-0.1%
Other	-2.62%	0.1%
Tax Rate	-0.0%	-0.0%

Deferred income taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax liability at December 31 are as follows:

	2013	2012
Deferred tax assets:
Bad debt allowance	$ 62,056	$ 14,076
Compensation accruals	54,631	27,577
Accrued expenses	33,120	24,546
Other - Current	1,020	-
Subtotal Current	$ 150,827	$ 66,199
Stock based compensation	$ 155,016	$ 1,096,204
Depreciation	33,535	3,248
NOL carryforwards	13,191,864	1,385,620
NOL carryforwards - JMG	-	7,404,603
Property basis difference	416,921	416,917
Intangibles	1,598,809	-
Issuance of convertible debt	2,260,520	-
Other - Noncurrent	37,405	31,277
Subtotal Noncurrent	$ 17,694,070	$ 10,337,869
Deferred tax liabilities:
Current:
State tax	(6,248)	-
Other	(1,983)	-
Subtotal Current	$ (8,231)	-
Non-current
State tax	$ (833,412)	-
Subtotal Noncurrent	(833,412)	-
Net deferred tax asset/(liabilities)	$ 17,003,254	$ 10,404,068
Valuation allowance	(17,003,254)	(10,404,068)
	$ -	$ -

A full valuation allowance has been provided against the Company's deferred tax assets at December 31, 2013, as the Company believes it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

As of December 31, 2013, the Company has net operating losses for federal and state income tax purposes of approximately $12.1M which are available to offset future taxable income and which will begin to expire in 2031.

The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards as set forth in ASC Topic 740 "Income Taxes" regarding accounting for uncertainty in income taxes.  Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled.  There are no unrecognized benefits related to uncertain income tax positions as of December 31, 2009.  The Company does not anticipate that there will be material change in the balance of unrecognized tax benefits within the next 12 months.

Under accounting for uncertainty in income taxes, evaluation of a tax position is a two-step process.  The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based upon the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of the benefit to be recognized in the financial statements.  A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon the ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

Interest and penalties associated with unrecognized tax benefits are recorded in nonoperating income and expenses and selling, general and administrative expenses, respectively.

As of December 31, 2013, the general statute of limitation is open for tax years begins with tax year ended 2009 and 2010 for federal and state income tax purposes, respectively.

9.   Related Party Transactions

The Company utilizes the programming services of a company managed by its Chief Technology Officer. Payments to this company were $148,734 and $198,492 for the years ended December 31, 2013 and 2012, respectively.

10.  Discontinued Operations

In connection with the Merger, the Company continues to have nominal assets on its books related to the Oil and Gas business.  MediaShift is continuing to pursue spinning off the O&G Operations for the benefit of the Company’s pre-Merger stockholders as soon as may be practicable.

Effective November 21, 2012, our Board of Directors authorized management to pursue a spin-off of the O&G Operations following management’s determination that the O&G Operations were not material to the Company’s operations, assets or future commercial activity and we expect the following outline of steps to occur in connection with the proposed spin-off: (i) the O&G Operations, including all related assets and liabilities, will be contributed to a new corporation, to be domiciled in Nevada ("JMG  Oil") in exchange for 500,000 shares of JMG Oil, (ii) thereafter JMG Oil intends to issue 4,500,000 of its shares to unrelated accredited investors for $50,000 and certain indemnities relating to the O&G Operations, (iii) the Company proposes to spin off its 500,000 shares of JMG Oil to its stockholders as of immediately before the Merger (the “Pre-Merger Stockholders”).  JMG Oil will bear the costs and expenses of these transactions.  We expect this transaction to occur sometime in 2014.

11.  Subsequent Events

We filed April 7, 2014 to deregister our common stock under the Exchange Act and become a non-reporting company under the Exchange Act.  The Company filed with the SEC a Form 15, Notice of Termination of Registration and Suspension of Duty to File, to terminate its reporting obligations under the Exchange Act.  With the filing of the Form 15, our obligation to file reports, and other information under the Exchange Act, such as Forms 10-K, 10-Q and 8-K has be suspended.  The deregistration of the Company’s common stock under the Exchange Act will become effective 90 days after the date on which the Form 15 was filed.  The Company is eligible to deregister under the Exchange Act because its common stock was held of record by fewer than 300 persons. Delisting and deregistration of the Company's common stock could negatively affect the liquidity and trading prices of our common stock.

In the first Quarter of 2014, the Company issued $1,025,000 in 12% debt, and $250,000 in 8% Convertible Notes.  In April, the company issued another $80,000 in 12% debt.

As part of the Companies capital raising plans, the Company has engaged the services of a number of outside firms to generate the necessary working capital requirements.