Form 10-K/A
period 2013-12-31
MediaShift, Inc.
filed 2014-06-09
CIK 1299967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #2

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

June 3, 2014	MediaShift, Inc.

	By:	/s/ David Grant
David Grant
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on June 3, 2014.

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

/s/ Hein & Associates LLP

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